Form 10-K
period 2021-01-30
Petco Health & Wellness Company, Inc.
filed 2021-04-05
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39878

Petco Health and Wellness Company, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-1005932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10850 Via Frontera San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 453-7845

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	WOOF	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of August 1, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s equity was not listed on any domestic exchange or over-the-counter market. The registrant’s common stock began trading on the Nasdaq Global Select Market on January 14, 2021.

The number of shares of Registrant’s Class A Common Stock outstanding as of April 1, 2021 was 226,424,140.

The number of shares of Registrant’s Class B-1 Common Stock outstanding as of April 1, 2021 was 37,790,781.

The number of shares of Registrant’s Class B-2 Common Stock outstanding as of April 1, 2021 was 37,790,781.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Note on the Presentation

Unless otherwise indicated or the context otherwise requires, (i) references in this Annual Report on Form 10-K to “Petco,” “our company,” “we,” “our,” and “us,” or like terms, refer to Petco Health and Wellness Company, Inc. and/or its subsidiaries, individually and/or collectively, (ii) “Petco Animal Supplies” refers to Petco Animal Supplies, Inc., our wholly owned subsidiary, and (iii) references to “common stock” refer to our Class A common stock, our Class B-1 common stock and our Class B-2 common stock, collectively. References to our certificate of incorporation and bylaws are to our second amended and restated certificate of incorporation and our second amended and restated bylaws, respectively.

We are currently indirectly controlled by certain funds (the “CVC Funds”) that are advised and/or managed by CVC Capital Partners (“CVC”) and CPP Investments, a Canadian company (together with its affiliates, “CPP Investments” and together with the CVC Funds, our “Sponsors”). Our Sponsors primarily exercise their control through Scooby Aggregator, LP (our “Principal Stockholder”).

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. References to “fiscal year” mean the year in which that fiscal year began. For example, references to fiscal 2020 refer to the fiscal year beginning February 2, 2020 and ending January 30, 2021.

On November 19, 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Items 301, 302 and 303 of Regulation S-K, which became effective on February 10, 2021. Although mandatory compliance is not required until our fiscal year ending January 29, 2022, early adoption is permitted, and we have elected to early adopt amended Items 301, 302 and 303 of Regulation S-K in this Annual Report on Form 10-K for our fiscal year ended January 30, 2021.

Industry and Market Data

This Annual Report on Form 10-K includes market data and forecasts with respect to the pet care industry. Although we are responsible for all of the disclosure contained in this Annual Report on Form 10-K, in some cases we rely on and refer to market data and certain industry forecasts that were obtained from third-party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that we believe to be reliable. Unless otherwise indicated, all market and industry data and other statistical information and forecasts contained in this Annual Report on Form 10-K are based on independent industry publications, government publications, reports by market research firms or other published independent sources, such as Packaged Facts, and other externally obtained data that we believe to be reliable. Some market and industry data, and statistical information and forecasts, are also based on management’s estimates, which are derived from our review of internal surveys as well as the independent sources referred to above. Any such market data, information or forecast may prove to be inaccurate because of the method by which we obtain it or because it cannot always be verified with complete certainty given the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties, including those discussed under the caption “Risk Factors.” As a result, although we believe that these sources are reliable, we have not independently verified the information.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), concerning expectations, beliefs, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements that are other than statements of historical fact are “forward-looking statements” within the meaning of the federal securities laws. Although we believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in such forward-looking statements. In addition to the specific factors discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	general economic factors, a decline in consumer spending or changes in consumer preferences, or failure to successfully predict and respond to changing consumer trends and demand;
•	any damage to our reputation or our brand;
•	competition, including internet-based competition;
•	difficulty in recruiting and retaining skilled veterinarians;
•	challenges associated with integrating and growing our e-commerce business;
•	failure to successfully execute our growth strategies, including expanding our veterinary service offerings and building out our digital and data capabilities, or manage and sustain our recent growth;
•	failure to generate or obtain sufficient capital to finance our growth;
•	the loss of key personnel or our principal executive officers;
•	the loss of any of our key merchandise vendors, or of our exclusive distribution arrangements with certain of our vendors;
•

health epidemics, pandemics, and similar outbreaks, such as the ongoing COVID-19 pandemic, and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and vendors, in response to such epidemics or pandemics;

•

a disruption, malfunction, or increased costs in the operation, expansion, or replenishment of our distribution centers or our supply chain that would affect our ability to deliver to our locations and e-commerce customers or increase our expenses;

•	the effects of government regulation, permitting, and other legal requirements, including new legislation or regulation related to our veterinary services;
•	breaches of, or interruptions in, our or our vendors’ data security and information systems, or cyber-attacks that disrupt our or our vendors’ information systems;
•	pet food safety, quality, and health concerns;
•	our substantial indebtedness could adversely affect our financial condition and limit our ability to pursue our growth strategy;
•	the impact of current and potential changes to federal or state tax rules and regulations; and
•	other factors described under “Risk Factors.”

Any of the foregoing events or factors, or other events or factors, could cause actual results, including financial performance, to vary materially from the forward-looking statements included in this Annual Report on Form 10-K. Additionally, the unprecedented nature of the COVID-19 pandemic may give rise to risks that are currently unknown or amplify the risks associated with many of these factors. You should consider these important factors, as well as the risk factors set forth in this Annual Report on Form 10-K, in evaluating any statement made in this Annual Report on Form 10-K. Please read “Risk Factors” for more information. For the foregoing reasons, you are cautioned against relying on any forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no duty to update publicly any forward-looking statement that we make, whether as a result of new information, future events or otherwise, except as may be required by applicable law, regulation or other competent legal authority.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Risk Factors Summary

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K before investing in our securities.

Risks Related to Our Business

•	A decline in consumer spending or a change in consumer preferences or demographics could reduce our sales or profitability and adversely affect our business.
•

The growth of our business depends in part on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.

•

Competition in the markets in which we operate, including internet-based competition, is strong and if we are unable to compete effectively, our ability to generate sales may suffer and our operating income and net income could decline.

•	We may be unable to execute our growth strategies successfully or manage and sustain our growth, and as a result, our business may be adversely affected.
•	We may experience difficulties recruiting and retaining skilled veterinarians due to shortages that could disrupt our business.
•	We face various risks as an e-commerce retailer.
•	If we fail to generate or obtain sufficient capital to finance our growth strategies, we may be unable to sustain our growth and our business may be adversely affected.
•	The loss of any of our key merchandise vendors, or of any of our exclusive distribution arrangements with certain of our vendors, could negatively impact our business.
•

A disruption, malfunction, or increased costs in the operation, expansion, or replenishment of our distribution centers or our supply chain would affect our ability to deliver to our locations and e-commerce customers or increase our expenses, which could harm our sales and profitability.

•

We occasionally seek to grow our business through acquisitions of or investments in new or complementary businesses, products, or services, or through strategic ventures, and the failure to successfully identify these opportunities, manage and integrate these acquisitions, investments, or alliances, or to achieve an adequate return on these investments, could have an adverse effect on us.

•	Negative publicity arising from claims that we do not properly care for animals we handle or sell could adversely affect how we are perceived by the public and reduce our sales and profitability.
•	Our quarterly operating results may fluctuate due to the timing of expenses, new pet care center openings, pet care center closures, and other factors.
•	Pet food safety, quality, and health concerns could adversely affect our business.
•	Fluctuations in the prices and availability of certain commodities, such as rawhide, grains, and meat protein, could materially adversely affect our operating results.

Risks Related to Legal and Regulatory Matters

•

Failure to comply with governmental regulations or the expansion of existing or the enactment of new laws or regulations applicable to our veterinary services could adversely affect our business and our financial condition or lead to fines, litigation, or our inability to offer veterinary products or services in certain states.

•

Our marketing programs, e-commerce initiatives, and use of consumer information are governed by an evolving set of laws and enforcement trends, and changes in privacy laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

•

Failure to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology or our brand could harm our competitive position or require us to incur significant expenses to enforce our rights.

•	We are subject to environmental, health, and safety laws and regulations that could result in costs to us.
•

We may fail to comply with various state or federal regulations covering the dispensing of prescription pet medications, including controlled substances, through our veterinary services businesses, which may subject us to reprimands, sanctions, probations, fines, or suspensions.

Risks Related to Our Indebtedness

•	Our substantial indebtedness could adversely affect our cash flows and prevent us from fulfilling our obligations under existing debt agreements.
•	The agreements governing our indebtedness include restrictive covenants that limit our operating flexibility, which could harm our long-term interests.
•

Our failure to comply with the covenants contained in the credit agreements for the First Lien Term Loan and ABL Revolving Credit Facility, including as a result of events beyond our control, could result in an event of default that could cause repayment of our debt to be accelerated.

•	The amount of borrowings permitted under the ABL Revolving Credit Facility may fluctuate significantly, which may adversely affect our liquidity, results of operations, and financial position.
•	A ratings downgrade or other negative action by a ratings organization could adversely affect the trading price of the shares of our Class A common stock.

Risks Related to Our Class A Common Stock

•

Our Sponsors have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

•

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Accordingly, the holders of our Class A common stock do not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

•	We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.
•	The multi-class structure of our common stock may adversely affect the trading market for our Class A common stock.

General Risk Factors

•

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

•

If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our Class A common stock price may decline.

PART I

Item 1. Business.

Our Company

We are a beloved brand in the U.S. pet care industry with more than 55 years of service to pets and the people who love and care for them. Since our founding in 1965, we have been developing new standards in pet care, delivering comprehensive wellness solutions through our products and services, and creating communities that deepen the pet and pet-parent bond. Over the last three years, we have transformed the business from a successful traditional retailer to a disruptive, fully-integrated, digital-focused provider of pet health and wellness offerings. We revamped our leadership team and invested over $375 million to build out leading capabilities across e-commerce and digital, owned brands, data analytics, and a full suite of on-site services including veterinary care.

Our go-to-market strategy is powered by a multi-channel platform that integrates our digital presence with our nationwide physical network. Our e-commerce site and personalized mobile app serve as a hub for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging our extensive physical network consisting of approximately 1,454 pet care centers located within three miles of 53% of our customers, we are able to offer our comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over our competition. Through our connected platform, we serve our customers in a differentiated manner by offering the convenience of ship-from-store, buy online and pick up in store (“BOPUS”), curbside pick-up, and same day delivery. Multi-channel customers, who spend between 3x to 7x more with us compared to single-channel customers, increased by double-digits in 2020.

Through our multi-channel platform, we provide a comprehensive offering of differentiated products and services that fulfill all the health and wellness needs of pet parents and their pets. Our product offering leverages our owned brand portfolio and partnerships with premium third-party brands to deliver high quality food that avoids artificial ingredients, complemented by a wide variety of premium pet care supplies. We augment this product offering with a broad suite of professional services, including grooming as well as in-store and online training. Our service offering is further enhanced by a rapidly expanding, affordable veterinary service platform, which includes full-service veterinary hospitals, Vetco clinics, and tele-veterinarian services. In addition, we are increasingly linking our offerings with subscription programs such as membership and pet health insurance that create deeper engagement with our customers and with our Pals Rewards loyalty program members specifically, which members accounted for approximately 80% of transactions in fiscal 2020. At the end of 2020, we launched our Vital Care membership program, the industry’s first broad-scale, comprehensive membership program covering items including vaccinations, grooming services, and merchandise discounts.  In addition to providing differentiated products and services, our over 23,000 knowledgeable, passionate partners provide important high-quality advice to our customers in our pet care centers.

Industry Dynamics

The U.S. pet care industry serves more than 72 million households with pets and represented a total addressable market of $97 billion in 2020. Since 2008, the industry has grown at a 5% compound annual growth rate (“CAGR”), driven by steady, predictable growth in the underlying pet population coupled with strong tailwinds associated with pet humanization. Due to the essential, consumable nature of pet care, the industry has demonstrated resilience across economic cycles, as evidenced by the strong industry performance, growing at a CAGR of 6% during the Great Recession from 2008 to 2010.

In addition, as a result of the COVID-19 pandemic, the industry has experienced a significant increase in demand that is expected to be a tailwind for years to come. In 2020, U.S. households welcomed over 3 million incremental new pets and drove continued heightened adoption activity. According to Packaged Facts, the number of households with pets in the United States increased by approximately 4% in 2020, creating an estimated $4 billion in incremental annual demand for pet care products. Given the long-term, recurring demand for pet care products and services, which is expected to continue to grow in response to the pet humanization trend, this step function increase in the pet population represents a meaningful acceleration in total industry growth from 5% historically to 7% through 2024, according to Packaged Facts and company internal estimates. With respect to our business, we are strategically focused on growing our presence in three of the fastest-growing areas of the market: services; e-commerce; and veterinary care, which are projected to grow at 11%, 14%, and 9% CAGRs, respectively, from 2020 to 2024. As pet care demand continues to grow, we believe we are well-positioned to capture an outsized portion of the growing market as a fully-integrated, comprehensive pet care provider in the industry.

Our Transformation

Over the past three years we have invested over $375 million to support our innovation and business transformation strategies to become the health and wellness company for pets and pet parents with the capabilities to serve customers when and how they choose to shop. These investments include: digital and e-commerce integration and expansion; data analytical capabilities; veterinary services; marketing and advertising; and our owned brands. Our transformation actions were focused on the following major initiatives and investments:

Assembled a Next Generation Leadership Team to Drive Transformation. Two years ago, we hired Ron Coughlin, who previously ran HP’s $33 billion Personal Systems business as Division President and, prior to that, had a successful career in senior executive roles at PepsiCo and experience with businesses in transition. As Chief Executive Officer, he made multiple senior management hires and changes, adding digital and technology, consumer-packaged goods, marketing, and best-in-class retail experience to the leadership team. These executives bring experience from leading companies, including Best Buy, Walmart, Jet.com, Target, Bank of America, Williams Sonoma, and HP, among others. This highly qualified leadership team has implemented significant operational and cultural change to our business, including a substantial acceleration of our digital capabilities, optimizing the effectiveness of pet care center partners through training, enhanced analytic tools and communication, step changed marketing and customer engagement return on investment, launching a veterinary hospital network, and supporting the scaling of our pet health and wellness offerings.

Built Leading E-Commerce and Digital Capabilities that Leverage our Physical Network. With pet parents increasingly engaging online, we aggressively invested to create a superior e-commerce and app experience to succeed in the market, improving the speed, navigation, personalization, and services access of our website and app. We focused on optimizing site merchandising, market-based pricing, convenient order delivery within two days, and digital sales conversion rate to successfully attract and retain customers, all of which have experienced noticeable growth since the fourth quarter of 2019. We launched a repeat delivery service, which has the highest-rated customer satisfaction in the industry, and provides a revenue stream that increased 13% in fiscal 2019 and 43% in fiscal 2020. To further differentiate and create scale advantages, we leveraged our physical network to roll out key capabilities, including ship-from-store, which grew to over 720 enabled locations as of January 30, 2021, BOPUS, which grew over 225% during fiscal 2020, curbside pick-up, and same day delivery that allow us to meet our customers anywhere they want to shop and provide a significant last-mile fulfilment advantage versus our competition, driven by our distributed inventory and proximity to customers. These efforts have resulted in total e-commerce sales growth of 33% in fiscal 2019 and 103% in fiscal 2020.

Reinvented Grooming and Training, and Launched a Full-Service Veterinary Hospital Network. Pet services represent the most personalized, sticky, high-touch part of the market, which is critical as we focus on acquiring and retaining high-value customers. In grooming, we invested in digital integration, marketing, staff compensation, and other operational improvements, which have resulted in the acquisition of new customers and an increase in groomer retention. In training, we have led with innovation, and in fiscal 2020 we launched online training classes that can be conducted at home. In fiscal 2017, we embarked on one of the fastest veterinary hospital build-outs in the industry and today offer full-service veterinary care at 125 pet care centers, driving both incremental service and merchandise sales, and unlocking the prescription food addressable market. As a result of this reinvention, we have grown our services sales at a CAGR of 8% between fiscal 2018 and fiscal 2020.

Created a Highly Differentiated Owned and Exclusive Product Offering. We offer a highly differentiated owned and exclusive product assortment that engenders strong customer loyalty. We focused on three core product differentiating capabilities: nutritional expertise, exclusive partnerships, and a leading owned brand platform. As a testament to our commitment to pet health and wellness, in May 2019 we made the decision to pivot away from dog and cat food and treats that contain artificial ingredients making us the only major national retailer in the industry to take a stand against artificial ingredients in dog and cat food. We utilized a best brands strategy to form new partnerships with some of the most highly regarded premium food brands in the industry, such as Just Food For Dogs.

In 2019, we leveraged our established owned brand platform and capabilities to launch Reddy, a fashion-driven supplies brand, to complement WholeHearted, our premium food brand. We have grown our owned brand sales at a CAGR of 13% between fiscal 2018 and fiscal 2020, and during fiscal 2020, our owned brands generated sales of $1.2 billion, or approximately 27% of total product sales. The combination of our differentiated food and supplies strategy, including owned and exclusive brands, has enabled us to offer a premium product offering, many of which are not available via online or mass competitors.

Implemented a Performance Culture Led by Data Analytics. Our differentiated singular view of the customer across products, services, and channels, in combination with insights from our Pals Rewards loyalty database, provides access to a robust wealth of data. We implemented new capabilities to leverage these data to inform strategic and tactical decision-making across our organization, and ultimately drive higher customer engagement and lifetime value. We created a singular view of our customer to drive everything from marketing decisions and innovation of new products and services to how we operate our pet care centers. In our pet care centers, we have pushed data down to our pet care center General Managers and field leadership teams through advanced sales reporting to enhance decision-making. We developed a user-friendly, action-focused dashboard (HUB), which enables our managers to track performance across multiple dimensions, identify opportunities, and execute strategies to drive incremental sales. We also simplified the key metrics that we utilize to track performance and aligned incentives against those metrics by rolling out a revamped incentive structure across our field organization.

For more information regarding our transformative investments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Innovation and Transformation.”

Our Comprehensive Offering

Product Offering

We offer a comprehensive product offering consisting of over 58,000 products across pet food, supplies, and companion animals available through our physical and online channels. In fiscal 2020, 51% of our product sales comprised non-discretionary consumable products, such as food and supplements, which feature high purchase frequency over the life of a pet and sticky characteristics due to a strong desire for pet parents to avoid switching food brands. In addition, in fiscal 2020, we generated 27% of our product sales from owned brands—such as WholeHearted, Reddy, and Well & Good. This represents a much higher percentage of our merchandise mix compared to our online competitors, helps the Petco ecosystem attract and retain customers, and also offers us an enhanced margin profile.

Service Offering

We offer a fully-integrated comprehensive service offering that includes professional grooming, training and veterinary services. Unlike some other consumer purchases, the services we offer for pet parents are essential, recurring, and high frequency in nature. In addition to acting as a profitable driver of new customer acquisition, our service platform helps retain customers, drive physical visit frequency and digital engagement, and build long-term loyalty. During fiscal 2020, our services represented approximately 8.2% of sales.

Multi-Channel Platform

We have developed a data-driven go-to-market platform consisting of robust digital capabilities and a strategic physical network of pet care centers woven together by a singular view of the customer.

Digital Capabilities

Our digital capabilities have created a seamless multi-channel experience for our customers who, after downloading the app, spend increasingly more with us as they take advantage of more features offered on our digital platforms.

With repeat delivery, BOPUS, same day delivery, and curbside pick-up capabilities, we have transformed our vast network of pet care centers to double as micro distribution centers, allowing guests to receive products more quickly and conveniently than pet-oriented online-only competitors who offer no option for same day shipping. These capabilities seamlessly link our digital presence with our physical network, which positions us to more effectively serve our customers.

Physical Network

We operate approximately 1,454 pet care centers across the United States and Puerto Rico. Our Petco locations average approximately 13,000 square feet and typically carry 10,000 core SKUs, with nearly all offering grooming and training services, 1,030 offering Vetco clinics, and 125 offering full-service veterinary hospitals. We also operate 96 locations in Mexico through our joint venture with Grupo Gigante.

Marketing and Advertising

Over the last two years, we have completely overhauled our marketing and media strategy as we established ourselves as a true health and wellness company. The rebirth began with the announcement of Petco’s commitment to eliminate food and treats with artificial ingredients, followed by the removal of human-operated or bark-activated shock collars from our shelves and increased advocacy for, and provision of, free introductory positive dog training classes. We then built a world-class performance marketing capability that has meaningfully accelerated our e-Commerce business growth and positively impacted pet care center sales. This focused investment translated into an over $70 million increase in advertising spend in fiscal 2020 compared to fiscal 2019, and overall advertising expenses, net of cooperative advertising reimbursements, of $168.4 million in fiscal 2020.

Human Capital

Our Partners

Our Petco partners are our most significant assets, critical to the delivery of our transformation and our continued progress. Our pet care center partners offer a level of customer engagement and content that is differentiated in retail and based on a true passion for pets. As of January 30, 2021, we had a total count of approximately 27,081 employees.  Our partners are primarily employed on an at-will basis and are compensated through base salary and incentive programs.

We strive to make Petco a diverse and inclusive workplace and to provide opportunities for our partners to grow and develop in their careers.  We offer competitive compensation and benefits programs, as well as a range of health and wellness offerings, and a partner resource group platform to enable partners to build connections among themselves and their communities.

Health and Safety

The health, safety, and overall well-being of our partners is our top priority.  Since the onset of the COVID-19 pandemic, we have been focused on protecting and supporting our partners, as well as the people and pets in our pet care centers and the communities we serve. We have awarded more than $26 million in additional COVID-19 related payment and appreciation bonuses for our partners.  In addition, the Petco Partner Assistance Fund has provided approximately $1.3 million in financial support to more than 1,300 Petco partners who suffered a hardship related to COVID-19. We have also provided additional days of paid time off to all partners to support those directly affected by COVID-19 for reasons such as: partner infections; self-quarantines; living with or caring for someone at high risk or related dependent care challenges; and wellness days. Once vaccines became available, we announced that all partners who provide confirmation of vaccination will receive a one-time $75 payment, and we will make a $25 donation to the Petco Partner Assistance Fund. We also support scheduling flexibility for vaccination appointments.

Throughout the pandemic, we have taken proactive, precautionary steps to ensure we continue to meet or exceed local, state, and federal regulations as well as recommended health and safety guidelines from the CDC. This includes social distancing, rigorous cleaning and sanitizing protocols, requiring facial coverings for both our partners and customers shopping in our pet care centers, health screening and temperature checks before shifts, and providing ample sanitizer, masks, gloves, acrylic barriers, and more across all Petco locations.

Compensation and Benefits

We provide competitive compensation and benefits programs to help meet the needs of our partners and their families. In addition to base cash compensation, we offer our partners a mix of annual bonuses, restricted stock units, various incentive plans, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and a range of employee assistance programs. Partners experienced no increase in their 2020 and 2021 healthcare benefit premiums.  In addition, we offer a range of webinars, trainings, and subscriptions to support our partners’ total wellbeing.

Talent Development

We invest significant resources to attract, develop, and retain top talent.  Over the past two years, we streamlined methods for setting executional priorities, provided comprehensive sales training, and developed store-level sales marketing capabilities. In fiscal 2020, we are proud to have promoted over 2,750 partners into growth opportunities.

Partner Communities

We believe that building and supporting connections between our employees and our communities creates a more fulfilling and enjoyable workplace experience. We have continued to expand our Partner Resource Groups and our Diversity, Inclusion and Belonging programs to encourage partners to bring their “whole selves” to work.

Distribution Network

We operate five primary and three regional distribution centers located in various parts of the United States that handle almost all distribution for our company. Our ship-from-store, BOPUS, and curbside programs enhance our distribution network, allowing us to more quickly and cost effectively serve our customers. During fiscal 2020, over 80% of digital orders (including BOPUS, same day delivery and ship-from-store) were fulfilled by pet care centers, which has allowed us to deliver product more quickly and cost-effectively than we otherwise could by using traditional distribution center fulfillment.

Any relationships we have with third-party logistics providers are governed by non-exclusive agreements that do not obligate us to minimum volume or fees, and such agreements may be terminated by either party on 90 days’ prior written notice.

Vendor and Veterinarian Arrangements

We purchase merchandise from over 700 vendors. In fiscal 2020, our top vendors represented approximately 5% of annual sales, and no single vendor accounted for more than 5% of our sales. In addition, we only sell the products we carry directly to consumers and primarily purchase our products directly from our vendors rather than through third-party distributors. As such, we do not rely on third-party distributors to conduct our business. We onboard our vendors using a standardized process to confirm their adherence to our standards, policies, and procedures, including those relating to legal compliance, standard payment terms, and product quality. These relationships are typically governed by our standard vendor terms and conditions, under which we submit purchase orders to our vendors specifying the types, quantities, and agreed prices for merchandise that we intend to purchase from them. These agreements do not typically have minimum order requirements or exclusivity obligations for either party. Our terms and conditions do not have a set term but allow us to terminate the relationship for convenience at any time upon written notice to the vendor. Our vendors may terminate the relationship on 90-days’ written notice but are obligated to perform any purchase order accepted prior to such notice.

Our full-service veterinary hospitals are either operated by us or by third-party veterinary services partners with whom we have long-term contractual relationships. In the hospitals that are operated by our third-party veterinary services partners, we generally provide facilities, equipment, and customer relations management support, while the veterinary services partners provide staffing and run the day-to-day operations of the hospital. The veterinary service partners pay us a royalty based on hospital sales and a license fee to use our space and equipment. Either party can terminate the contractual relationship upon 180-days’ written notice or, as applicable, upon a breach of the contract by us or a violation of the standard operating procedures by the veterinary service partner. Our Vetco clinics are staffed by Vetco personnel, some of whom are independent contractor veterinarians.

Petco Foundation

At the Petco Foundation, a separately incorporated 501(c)(3) nonprofit organization supported both by contributions from us and contributions from our customers and community partners, we believe that every animal deserves to live its best life. Since 1999, the Petco Foundation has invested more than $290 million in lifesaving animal welfare work to make that happen. With our more than 4,000 animal welfare partners, we inspire and empower communities to make a difference by investing in adoption and medical care programs, spay/neuter services, pet cancer research, service and therapy animals, and numerous other lifesaving initiatives. Through the Think Adoption First program, the Petco Foundation partners with our pet care centers and animal welfare organizations across the country to increase pet adoptions. To date, we have helped more than 6.5 million pets find their new loving families.

Our Trademarks and Other Intellectual Property

We believe that our rights in our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the United States and certain foreign jurisdictions. These trademarks include Bond & Co., Good 2 Go, Good Lovin’, Harmony, Imagitarium, Leaps & Bounds, Pals Rewards, Petco, PetCoach, PupBox, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, WholeHearted, and You & Me. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

In addition to trademark protection, we own numerous domain names, including www.petco.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology, and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions.

Government Regulation

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health, natural resources, and the environment. Our operations, including our owned brand manufacturing outsourcing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the U.S. Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Drug Enforcement Administration (the “DEA”), and by various other federal, state, local, and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling, and import of our products, including food safety standards. Please read “Risk Factors—Risks Related to Our Business—Our operations are subject to extensive governmental regulation, and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation. Our failure to comply with such laws and regulations may result in enforcements, recalls, and other adverse actions that could disrupt our operations and adversely affect our financial results.”

The FDA regulates animal feed, including pet food, under the Federal Food, Drug, and Cosmetic Act, (the “FFDCA”), and its implementing regulations. Although pet foods are not required to obtain premarket approval from the FDA, the FFDCA requires that all animal foods are safe for consumption, produced under sanitary conditions, contain no harmful substances, and are truthfully labelled. Most states also require that pet foods distributed in the state be registered or licensed with the appropriate state regulatory agency. In addition, most facilities that manufacture, process, pack, or hold foods, including pet foods, must register with the FDA and renew their registration every two years, and are subject to periodic FDA inspection. This includes most foreign, as well as domestic facilities. Registration must occur before the facility begins its pet food manufacturing, processing, packing, or holding operations.

The labeling of pet foods is regulated by both the FDA and some state regulatory authorities. FDA regulations require proper identification of the product, a net quantity statement, a statement of the name and place of business of the manufacturer or distributor, and proper listing of all the ingredients in order of predominance by weight. Most states also enforce their own labeling regulations, many of which are based on model definitions and guidelines developed by the Association of American Feed Control Officials (the “AAFCO”). The AAFCO is a voluntary, non-governmental membership association of local, state, and federal agencies that are charged with regulation of the sale and distribution of animal feed, including pet foods. The degree of oversight of the implementation of these regulations varies by state, but typically includes a state review and approval of each product label as a condition of sale in that state.

The FDA also regulates the inclusion of specific claims in pet food labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA has issued guidance regarding products that provide nutrients in support of an animal’s daily nutrient needs but which are also labeled as being intended for use to diagnose, cure, mitigate, treat, or prevent disease, thereby meeting the statutory definitions of both a food and a drug.

Under Section 423 of the FFDCA, the FDA may require the recall of an animal feed product if there is a reasonable probability that the product is adulterated or misbranded and the use of or exposure to the product will cause serious adverse health consequences or death. In addition, pet food manufacturers may voluntarily recall or withdraw their products from the market.

Certain states have laws, rules, and regulations that require that veterinary medical practices be either wholly owned or majority owned by licensed veterinarians and that corporations that are not wholly owned or majority owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care, or directly employing or otherwise exercising control over veterinarians providing such care. In these states and jurisdictions, we provide management and other administrative services to veterinary practices rather than owning such practices or directly employing the veterinarians providing medical care. Although we believe that we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and jurisdiction in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed.

In addition, all of the states in which we operate impose various registration permit and/or licensing requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our animal wellness centers are required to maintain valid state licenses to practice and veterinarians practicing in our full-service hospitals are required to maintain valid licenses with the DEA. We are also required to comply with state laws governing the dispensing of prescription pet medications by our veterinarians. Additionally, our pet insurance plans must be registered with certain state departments of insurance and comply with their requirements.

Available Information

Our website address is www.petco.com, and our investor relations website is ir.petco.com. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Petco and other issuers that file electronically with the SEC.

Item 1A. Risk Factors.

You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Further, the risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business. If any of the following risks were to occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. For a summary of these risks, please read “Risk Factor Summary,” which immediately precedes Part I, Item 1 of this Annual Report on Form 10-K.

Risks Related to Our Business

A decline in consumer spending or a change in consumer preferences or demographics could reduce our sales or profitability and adversely affect our business.

Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, disruption or volatility in global financial markets, changes in interest rates, the availability of discretionary income and credit, weather, consumer confidence, unemployment levels, and government orders restricting freedom of movement. We may experience declines in sales or changes in the types of products and services sold during economic downturns. Our business could be harmed by any material decline in the amount of consumer spending, which could reduce our sales, or a decrease in the sales of higher-margin products, which could reduce our profitability and adversely affect our business.

We have also benefited from increasing pet ownership, discretionary spending on pets and current trends in humanization and premiumization in the pet industry, as well as favorable pet ownership demographics. To the extent these trends slow or reverse, our sales and profitability would be adversely affected. In particular, COVID-19 has driven an increase in pet ownership and consumer demand for our products that may not be sustained or may reverse at any time. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and pet care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share and our profitability.

The growth of our business depends in part on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.

Our growth depends, in part, on our ability to successfully introduce, improve, and reposition our products and services to meet the requirements of pet parents. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. Our ability to innovate is affected by the technical capability of our product development staff and third-party consultants in developing and testing new products, including complying with governmental regulations, our attractiveness as a partner for outside research and development scientists and entrepreneurs, the success of our management and sales team in introducing and marketing new products and service offerings, and our ability to leverage our digital and data capabilities to gather and respond to consumer feedback.

We may be unable to determine with accuracy when or whether any of our products or services now under development will be launched, and we may be unable to develop or otherwise acquire product candidates or products. Additionally, we cannot predict whether any such products or services, once launched, will be commercially successful. If we are unable to successfully develop or otherwise acquire new products or services, our business, financial condition, and results of operations may be materially adversely affected.

Our continued success is substantially dependent on positive perceptions of Petco, including our owned or exclusive brands.

We believe that one of the reasons our customers prefer to shop at Petco, and that our partners choose Petco as a place of employment, is the reputation we have built over many years of serving our primary constituencies: customers; partners; and the communities in which we operate. These are core elements of the Petco mission and brand. To be successful in the future, we must continue to preserve, grow, and leverage the value of our reputation and our brand. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents that erode trust and confidence, particularly if they result in adverse publicity or widespread reaction on social media, governmental investigations, or litigation, can have an adverse impact on these perceptions and lead to adverse effects on our business, including decreased comparable sales, consumer boycotts, loss of new pet care center development opportunities, lower partner morale and productivity, or partner recruiting and retention difficulties.

In addition, we sell many products under our owned or private label brands. Maintaining consistent product quality, competitive pricing, and availability of our branded products for our customers is essential to developing and maintaining customer loyalty and brand awareness. These products often have higher margins than national brand products. If one or more of these brands experience a loss of consumer acceptance or confidence, our sales and gross margin could be adversely affected.

Competition in the markets in which we operate, including internet-based competition, is strong and if we are unable to compete effectively, our ability to generate sales may suffer and our operating income and net income could decline.

The pet care industry is highly competitive. We compete with a number of specialty pet store chains and independent pet stores. We also compete with online retailers, supermarkets, warehouse clubs and mass merchants. The pet care industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs, other retail merchandisers, and online retailers, and the entrance of additional independent pet stores with unique product offerings and other pet specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. Some competitors are larger and have access to greater capital and the ability to invest in more resources than we do.

We may face greater competition from national, regional, local and online retailers in the future. In particular, if any of our major competitors seeks to gain or retain market share by reducing prices or by introducing additional products or services, we may be required to reduce prices on our key products or services or introduce new offerings in order to remain competitive, which may negatively affect our profitability and require a change in our operating strategies.

If consumer preferences change and thereby decrease the attractiveness of what we believe to be our competitive advantages, including our extensive product assortment, premium product offerings, competitive pricing, high-quality service offerings, and a unique customer experience, or if we fail to otherwise positively differentiate our customer experience from that of our competitors, our business and results of operations could be adversely affected.

We may be unable to execute our growth strategies successfully or manage and sustain our growth, and as a result, our business may be adversely affected.

Our strategies include expanding our veterinary service offerings and building out our digital and data capabilities, growing our market share in services like grooming and training, enhancing our owned brand portfolio, and introducing new offerings to better connect with our customers. However, we may not be able to execute on these strategies as effectively as anticipated. Our ability to execute on these strategies depends on a number of factors, including:

•	whether we have adequate capital resources to expand our offerings and build out our digital and data capabilities;
•	our ability to include veterinary services in our existing pet care centers or in our remodeled or relocated pet care centers;
•	our ability to relocate our pet care centers and obtain favorable sites and negotiate acceptable lease terms;
•	our ability to hire, train, and retain skilled managers and personnel, including veterinarians, information technology professionals, owned brand merchants, and groomers and trainers; and
•	our ability to continue to upgrade our information and other operating systems and to make use of the data that we collect through these systems to offer better products and services to our customers.

Our existing locations may not maintain their current levels of sales and profitability, and our growth strategies may not generate sales levels necessary to achieve pet care center level profitability comparable to that of our existing locations. To the extent that we are unable to execute on our growth strategies in accordance with our expectations, our sales growth would come primarily from the organic growth of existing product and service offerings.

We may experience difficulties recruiting and retaining skilled veterinarians due to shortages that could disrupt our business.

The successful growth of our veterinary services business depends on our ability to recruit and retain skilled veterinarians and other veterinary technical staff. We face competition from other veterinary service providers in the labor market for veterinarians, and from time to time, we may experience shortages of skilled veterinarians in markets in which we operate our veterinary service businesses, which may require us or our affiliated veterinary practices to increase wages and enhance benefits to recruit and retain enough qualified veterinarians to adequately staff our veterinary services operations. If we are unable to recruit and retain qualified veterinarians, or to control our labor costs, our business, financial condition, and results of operations may be materially adversely affected.

We face various risks as an e-commerce retailer.

As part of our growth strategy, we seek to further integrate our in-store and online operations and have made significant investments to integrate and grow our e-commerce business. We may require additional capital in the future to sustain or grow our e-commerce business. Business risks related to our e-commerce business include our inability to keep pace with rapid technological change, failure in our security procedures or operational controls, failure or inadequacy in our systems or labor resource levels to effectively process customer orders in a timely manner, government regulation and legal uncertainties with respect to e-commerce, and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materialize, they could have an adverse effect on our business.

In some circumstances, increased transactions through our website may result in reduced customer traffic in our pet care centers, particularly as customers take advantage of home delivery services available for online orders when making certain types of purchases, such as for bulk orders or heavy pet products. There is a risk that any such reduced customer traffic may reduce the sales of certain products and services in our pet care centers. The availability of free shipping of online and “extended aisle” orders increases our costs and could adversely affect our profitability.

In addition, as other internet retailers have increased market share in recent years, we have faced increased competition, and may continue to face increased competition in the future, from internet retailers who enter the market. Our failure to positively differentiate our product and services offerings or customer experience from these internet retailers could have a material adverse effect on our business, financial condition and results of operations.

If we fail to generate or obtain sufficient capital to finance our growth strategies, we may be unable to sustain our growth and our business may be adversely affected.

Our growth rate depends, to a large degree, on the availability of adequate capital to fund the expansion of our offerings, including veterinary services and digital capabilities, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. We cannot assure you that we will be able to maintain sufficient cash flow or obtain sufficient equity or debt capital on acceptable terms, or at all, to support our expansion plans.

Moreover, the credit agreements governing the First Lien Term Loan and ABL Revolving Credit Facility contain provisions that restrict the amount of debt we may incur in the future, and certain other covenants that may restrict or impair our growth plans. If we are not successful in generating or obtaining sufficient capital, we may be unable to invest in our growth, which may adversely affect our results of operations.

We depend on key personnel, and if we lose the services of any of our principal executive officers, we may not be able to run our business effectively.

We are dependent upon the efforts of our principal executive officers. The loss of any of our principal executive officers could affect our ability to run our business effectively. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we cannot assure you that we can retain our personnel. The loss of a member of senior management requires the remaining executive officers to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our senior executive positions on a timely basis could adversely affect our ability to implement our business strategy, which would negatively impact our results of operations.

The loss of any of our key merchandise vendors, or of any of our exclusive distribution arrangements with certain of our vendors, could negatively impact our business.

We purchase significant amounts of products from a number of vendors with limited supply capabilities. There can be no assurance that our current pet food or supply vendors will be able to accommodate our anticipated growth and expansion of our locations and e-commerce business. As a result of the disruptions resulting from COVID-19, some of our existing vendors have not been able to supply us with products in a timely or cost-effective manner. While we believe these disruptions to be temporary, a continued inability of our existing vendors to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition, and results of operations. To date, vendor-related supply challenges have not had a material effect on our business or our sales and profitability. We do not maintain long-term supply contracts with any of our merchandise vendors. Any vendor could discontinue selling to us at any time. Although we do not materially rely on any particular vendor, the loss of any of our significant vendors of pet food, particularly premium pet food, or pet supplies that we offer could have a negative impact on our business, financial condition, and results of operations.

We continually seek to expand our base of pet food and supply vendors and to identify new pet products. If we are unable to identify or enter into distribution relationships with new vendors or to replace the loss of any of our existing vendors, we may experience a competitive disadvantage, our business may be disrupted, and our results of operations may be adversely affected.

Most of the premium pet food brands that we purchase are not widely carried in supermarkets, warehouse clubs, or mass merchants. If any premium pet food manufacturers were to make premium pet food products widely available in supermarkets or through mass merchants, or if the premium brands currently available to supermarkets and mass merchants were to increase their market share at the expense of the premium brands sold only through specialty pet food and supplies retailers, our ability to attract and retain customers or our competitive position may suffer. Further, if supermarkets, warehouse clubs, or mass merchants begin offering any of these premium pet food brands at lower prices, our sales and gross margin could be adversely affected.

Several of the pet food brands and product lines we currently purchase and offer for sale to our customers are not offered by our closest pet specialty competitor. However, in most cases, we have not entered into formal exclusivity agreements with the vendors for such brands. In the event these vendors choose to enter into distribution arrangements with other specialty pet retailers or other competitors our sales could suffer and our business could be adversely affected.

Our principal vendors currently provide us with certain incentives such as volume purchasing, trade discounts, cooperative advertising, and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our profitability.

We face various risks related to health epidemics, pandemics, and similar outbreaks, such as the ongoing COVID-19 pandemic, which may materially and adversely affect our business, financial position, results of operations, and cash flows.

Our business and financial results have been, and could be in the future, adversely affected by health epidemics, pandemics, and similar outbreaks. The COVID-19 outbreak was declared a pandemic by the World Health Organization and continues to spread in the United States and in many other countries globally. As a result of the COVID-19 pandemic, we reduced operations in many of our pet care centers, which decreased our pet care center revenues. Despite our efforts to manage these matters, their ultimate effects also depend on factors beyond our knowledge or control, including the duration, severity, and recurrence of any outbreak and actions taken to contain its spread and mitigate its public health effects. The pandemic may continue to adversely affect our business, financial position, results of operations, and cash flows, including by resulting in (i) significant volatility in demand for our products and services, (ii) changes in consumer behavior and preferences, (iii) disruptions of our manufacturing and supply chain operations, (iv) disruption of our cost saving programs and restructuring initiatives, (v) limitations on our employees’ ability to work and travel, and (vi) changes to economic or political conditions in markets in which we operate.

As a result of COVID-19, many of our personnel are working remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security, and fraud concerns as well as increase our exposure to potential wage and hour issues.

Further, as a result of COVID-19, the operations of our pet care centers and distribution centers have been, and could be in the future, substantially disrupted by federal or state mandates ordering shutdowns of non-essential services or by the inability of our employees to travel to work. Our expansion plans for pet care centers, veterinary services, and distribution centers may also be delayed by or become costlier due to the continuing spread of COVID-19. Disruptions to the operations of our pet care centers and distribution centers and delays or increased costs in the expansion of our pet care center or distribution center capacity may negatively impact our financial performance and slow our future growth.

The uncertainty around the duration of business disruptions and the extent of the spread of the virus in the United States and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on our business, financial condition, results of operations, and ability to execute and capitalize on our strategies. The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, any long-term health impacts on any partners who have been infected with COVID-19, its impact on capital and financial markets, and any new information that may emerge concerning the severity of the virus and its spread to other regions, as well as the actions taken to contain it, among others.

In the weeks leading up to stay-at-home conditions in March and April 2020, consumer demand for our products, specifically essential pet food, surged. During this surge, we could not fulfill demand for all of our product orders. If such surges outpace our capacity build or occur at unexpected times, we may be unable to fully meet our customers’ demands for our products. Further, it is unknown what impact a subsequent “wave” of outbreaks in 2021 or beyond could have on our operations and workforce. Such impacts could include effects on our business and operations from additional government restrictions on travel, shipping, and workforce activities, including stay-at-home orders.

A disruption, malfunction, or increased costs in the operation, expansion, or replenishment of our distribution centers or our supply chain would affect our ability to deliver to our locations and e-commerce customers or increase our expenses, which could harm our sales and profitability.

Our vendors generally ship merchandise to one or more of our distribution centers, which receive and allocate merchandise to our locations and e-commerce customers. The success of our pet care centers depends on their timely receipt of merchandise. If any shipped merchandise were to be delayed because of the impact of weather on transnational shipping, particularly from our vendors in Asia, our operations would likely be significantly disrupted. Disruption to shipping and transportation channels due to slowdowns or work stoppages at ports on the West Coast of the United States have occurred in the past, and to the extent they occur in the future, could cause us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. We may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our results of operations.

We have faced labor shortages at several of our distribution centers due to factors directly or indirectly related to COVID-19, which has adversely affected our results of operations. If any of our distribution centers were to shut down, continue to suffer substantial labor shortages, or lose significant capacity for any reason, our operations would likely be significantly disrupted. We compete with other retailers for the supply of personnel to staff our distribution centers, some of whom are larger than us and have access to greater capital resources than we do. If we are unable to successfully recruit and retain personnel to staff our distribution centers, we may face labor shortages or be forced to increase wages and enhance benefits for such personnel, which may have an adverse effect on our results of operations. In addition, any interruption or malfunction in our distribution operations, including, but not limited to, the loss of a key vendor that provides transportation of merchandise to or from our distribution centers, or regulatory issues with respect to any of our distribution centers, could adversely affect our sales and results of operations. An interruption in our inventory supply chain could result in out-of-stock or excess merchandise inventory levels or adversely affect our ability to make timely deliveries to e-commerce customers, and could adversely affect our sales and results of operations.

We occasionally seek to grow our business through acquisitions of or investments in new or complementary businesses, products, or services, or through strategic ventures, and the failure to successfully identify these opportunities, manage and integrate these acquisitions, investments, or alliances, or to achieve an adequate return on these investments, could have an adverse effect on us.

The pet care industry is highly fragmented. We have completed acquisitions in the past and may pursue expansion and acquisition opportunities in the future. If we are unable to manage acquisitions, investments, or strategic ventures, or integrate any acquired businesses, services, or technologies effectively, we may not realize the expected benefits from the transaction relative to the consideration paid, and our business, financial condition, and results of operations may be adversely affected. To be successful, the integration process requires us to achieve the benefits of combining the companies, including generating operating efficiencies and synergies and eliminating or reducing redundant costs. This integration process involves inherent uncertainties, and we cannot assure you that the anticipated benefits of these acquisitions will be fully realized without incurring unanticipated costs or diverting management’s attention from our core operations.

From time to time we also make strategic investments. These investments typically involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of our resources, the inability of the new venture to generate sufficient revenues, the management of relationships with third parties, and potential expenses. Strategic ventures have the added risk that the other strategic venture partners may have economic, business, or legal interests or objectives that are inconsistent with our interests and objectives.

Further, we may be unsuccessful in identifying and evaluating business, legal, or financial risks as part of the due diligence process associated with a particular transaction. In addition, some investments may result in the incurrence of debt or may have contingent consideration components that may require us to pay additional amounts in the future in relation to future performance results of the subject business. If we do enter into agreements with respect to these transactions, we may fail to complete them due to factors such as failure to obtain regulatory or other approvals. We may be unable to realize the full benefits from these transactions, such as increased net sales or enhanced efficiencies, within the timeframes that we expect or at all. These events could divert attention from our other businesses and adversely affect our business, financial condition, and results of operations. Any future acquisitions also could result in potentially dilutive issuances of equity securities, the incurrence of additional debt, or the assumption of contingent liabilities.

Our reputation and business may be harmed if our or our vendors’ computer network security or any of the databases containing customer, employee, or other personal information maintained by us or our third-party providers is compromised, which could materially adversely affect our results of operations.

We collect, store, and transmit proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personally identifiable information. We also collect, store, and transmit employees’ health information in order to administer employee benefits; accommodate disabilities and injuries; to comply with public health requirements; and to mitigate the spread of COVID-19 in the workplace. The protection of customer, employee, and company data in the information technology systems we use (including those maintained by third-party providers) is critical. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security incidents. For example, in September 2020, we discovered malware designed to illegally access our customers’ credit card information had been installed on the website of one of our business units. We engaged a cybersecurity firm to assist us in launching an investigation, and took steps to remediate the breach, including shutting down the impacted systems to prevent unauthorized access to customer data. Our investigation revealed that customers’ personal information exposed in this incident included names, email addresses, addresses, credit card numbers, credit card expiration dates, credit card CVV codes, and account passwords. We notified state regulators and the affected individuals. In November and December 2020, certain plaintiffs filed lawsuits against us in the United States District Courts for the Central and Southern Districts of California in connection with this incident on behalf of themselves and putative class members, claiming violations of various provisions of California and Washington law and asserting other common law causes of action. Our evaluation of these lawsuits is ongoing.

While to date, we do not believe such identified security events have been material or significant to us, including to our reputation or business operations, or had a material financial impact, we cannot assure you that such incidents or future cyber-attacks will not expose us to material liability. Security could be compromised and confidential information, such as customer credit card numbers, employee information, or other personally identifiable information that we or our vendors collect, transmit, or store, could be misappropriated or system disruptions could occur. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, our employees, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of the technology used by us to protect transactions or other sensitive data. In addition, data and security breaches could also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships, that result in the unauthorized release of personal or confidential information. Any compromise or breach of our or our vendors’ computer network security could result in a violation of applicable privacy and other laws, costly investigations, litigation, including class actions, and notification, as well as potential regulatory or other actions by governmental agencies and harm to our brand, business, and results of operations. As a result of any of the foregoing, we could experience adverse publicity, loss of sales, the cost of remedial measures and significant expenditures to reimburse third parties for damages, which could adversely impact our results of operations. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses or may not apply to the circumstances relating to any particular loss.

The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often cannot be recognized until launched against a target. Accordingly, we or our vendors may not be able to anticipate these frequently changing techniques or implement adequate preventive measures for all of them. Failure by us or our vendors to comply with data security requirements, including the CCPA’s new “reasonable security” requirement in light of the private right of action, or rectify a security issue may result in class action litigation, fines and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. We cannot assure you that we or our vendors will be able to satisfy the PCI data security standards. In addition, PCI is controlled by a limited number of vendors that have the ability to impose changes in fee structures and operational requirements without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses. Any unauthorized access into our customers’ sensitive information, or other data handled by or on behalf of us, even if we are compliant with industry security standards, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in us, and subject us to potential litigation, liability, fines, and penalties and consent decrees, which could require us to expend significant resources related to remediation or result in a disruption of our operations, any of which could have a material adverse effect on our business, financial condition, and results of operations.

If our information systems or infrastructure or those of our vendors fail to perform as designed or are interrupted for a significant period of time, our business could be adversely affected.

The efficient operation of our business is dependent on our information systems and those of our vendors. In particular, we rely on our information systems to effectively manage our financial and operational data, to maintain our in-stock positions, and to transact the sale of our products in our pet care centers. The failure of our information systems or those of our vendors to perform as designed, the loss of data, or any interruption of our information systems or those of our vendors for a significant period of time could disrupt our business.

Our operations also depend on our ability to maintain and protect the computer systems we use to manage our purchase orders, pet care center inventory levels, web applications, accounting functions, and other critical aspects of our business. Our systems and those of our vendors are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, terrorist and cyber-attacks, and similar events. Our disaster recovery planning and those of our vendors may not be sufficient to adequately respond to any such events. In addition, we may have inadequate insurance coverage to compensate for any related losses and expenses. Any of these events could damage our reputation, disrupt our business, and be expensive to remedy.

We continue to invest in our information systems and IT infrastructure. Enhancement to or replacement of our major financial or operational information systems could have a significant impact on our ability to conduct our business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information systems. It may also require us to divest resources to ensure that implementation is successful. We can make no assurances that the costs of investments in our information systems will not exceed estimates, that the systems will be implemented without material disruption, or that the systems will be as beneficial as predicted. If any of these events occur, our results of operations could be adversely affected.

Negative publicity arising from claims that we do not properly care for animals we handle or sell could adversely affect how we are perceived by the public and reduce our sales and profitability.

From time to time we receive claims or complaints alleging that we do not properly care for some of the pets we handle or for companion animals we handle and sell, which may include dogs, cats, birds, fish, reptiles, and other small animals. Deaths or injuries sometimes occur while animals are in our care. As a result, we may be subject to claims that our animal care practices, including grooming, training, veterinary, and other services, or the related training of our associates, do not provide the proper level of care. Our efforts to establish our reputation as a “health and wellness” company increase the risk of claims or complaints regarding our practices. Any such claims or complaints, as well as any related news reports or reports on social media, even if inaccurate or untrue, could cause negative publicity, which in turn could harm our business and have a material adverse effect on our results of operations.

Our international operations and evolving foreign trade policy may result in additional market risks, which may adversely affect our business.

As our international operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal, and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	challenges anticipating or responding to the impact that local culture and market forces may have on local consumer preferences and trends;
•	fluctuations in currency exchanges rates;
•	changes in international staffing and employment issues;
•	the imposition of taxes, duties, tariffs, or other trade barriers;
•	shipping delays, such as the recent slowdown or work stoppage at ports on the West Coast, or customs delays;
•	greater difficulty in utilizing and enforcing our intellectual property rights;
•	the burden of complying with foreign laws, including regulatory regimes, tax laws, privacy laws, and financial accounting standards;
•	political and economic instability and developments;
•	issues or disputes arising with our joint venture partners, if any, in such operations; and
•

the risk that COVID-19 spreads widely in any country where we have significant employee presence, facilities, or critical operations, thereby impairing our ability to manage day-to-day operations and service our customers, increasing our costs of operations, and resulting in potential losses in revenue.

Moreover, certain policies and statements of the former President of the United States and senior administration officials have given rise to uncertainty regarding the future of international trade agreements and the United States’ position on international trade. For example, the U.S. government had threatened to undertake a number of actions relating to trade with Mexico, including the closure of the border and the imposition of escalating tariffs on goods imported into the United States from Mexico. It remains unclear what additional actions, if any, the current U.S. administration will take with respect to trade relationships. Additional trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us and to our vendors based in the United States and may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.

Our products are sourced from a wide variety of vendors, including from vendors overseas, particularly in China. In addition, some of the products that we purchase from vendors in the United States also depend, in whole or in part, on vendors located outside the U.S. In 2018 and 2019, the United States imposed significant tariffs on various products imported from China, including certain products we source from China. The United States has also stated that further tariffs may be imposed on additional products imported from China if a trade agreement is not reached. On January 15, 2020, a “phase one” trade deal was signed between the United States and China and was accompanied by a decision from the United States to cancel a plan to increase tariffs on an additional list of Chinese products. However, given the limited scope of the phase one agreement, concerns over the stability of bilateral trade relations remain. At this time, we cannot assure you that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate the existing tariffs.

If additional tariffs are imposed on our products, or other retaliatory trade measures are taken, our costs could increase and we may be required to raise our prices. Further, efforts to mitigate this tariff risk, including a shift of production to places outside of China, could result in increased costs and disruption to our operations. These potential outcomes could result in the loss of customers and adversely affect our operating performance. To mitigate tariff risks with China, we may also seek to shift production outside of China, which could result in increased costs and disruption to our operations.

Our quarterly operating results may fluctuate due to the timing of expenses, new pet care center openings, pet care center closures, and other factors.

Our expansion plans, including the timing of new and remodeled pet care centers and veterinary hospitals, and related pre-opening costs, the amount of net sales contributed by new and existing pet care centers, and the timing of and estimated costs associated with pet care center closings or relocations, may cause our quarterly results of operations to fluctuate. Further, new pet care centers and service offerings tend to experience higher payroll, advertising and other store-level expenses as a percentage of net sales than more mature pet care centers, and such openings also often contribute to lower pet care center operating margins until those pet care centers become established, which may result in quarterly fluctuations in operating results. Quarterly operating results are not necessarily accurate predictors of performance.

Quarterly operating results may also vary depending on a number of factors, many of which are outside our control, including:

•	changes in our pricing policies or those of our competitors;
•	our sales and channels mix and the relevant gross margins of the products and services sold;
•	the hiring and retention of key personnel;
•	wage and cost pressures;
•	changes in fuel prices or electrical rates;
•	costs related to acquisitions of businesses; and
•	general economic factors.

Pet food safety, quality, and health concerns could adversely affect our business.

We could be adversely affected if consumers lose confidence in the safety and quality of our owned brand or vendor-supplied pet food products and supplies. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products in our locations or cause vendor production and delivery disruptions. The actual or perceived sale of contaminated pet food products by our vendors or us could result in product liability claims against our vendors or us and a loss of consumer confidence, which could have an adverse effect on our sales and operations. In addition, if our products are alleged to pose a risk of injury or illness, or if they are alleged to have been mislabeled, misbranded, or adulterated, or to otherwise be in violation of governmental regulations, we may need to find alternate ingredients for our products, delay production of our products, or discard or otherwise dispose of our products, which could adversely affect our results of operations. If this occurs after the affected product has been distributed, we may need to withdraw or recall the affected product. Given the difficulty in converting pet food customers, if we lose customers due to a loss of confidence in safety or quality, it may be difficult to reacquire such customers.

Restrictions imposed in reaction to outbreaks of animal diseases or COVID-19 could have a material adverse effect on our business, financial condition, and results of operations.

If animal diseases, such as mad cow disease, foot-and-mouth disease, or highly pathogenic avian influenza, also known as “bird flu,” impact the availability of the protein-based ingredients our vendors use in products, our vendors may be required to locate alternative sources for protein-based ingredients. Those sources may not be available to sustain our sales volumes, may be costlier, and may affect the quality and nutritional value of our products. If outbreaks of mad cow disease, foot-and-mouth disease, bird flu, or any other animal disease, or the regulation or publicity resulting therefrom impacts the cost of the protein-based ingredients we have in our products, or the cost of the alternative protein-based ingredients necessary for our products as compared to our current costs, we may be required to increase the selling price of our products to avoid margin deterioration. However, we may not be able to charge higher prices for our products without negatively impacting future sales volumes.

As a result of the disruptions resulting from COVID-19, some manufacturers of pork and other protein-based ingredients we use in our products were forced to shut down processing plants or take other adverse actions. While our supply chain was not disrupted, similar disruptions in the future due to COVID-19 or other outbreaks could potentially limit the supply of or increase prices for certain of meat proteins used in our pet food products, adversely affecting our business and results of operations.

Fluctuations in the prices and availability of certain commodities, such as rawhide, grains, and meat protein, could materially adversely affect our operating results.

The pet food and supplies industry is subject to risks related to increases in the price of and the availability of certain commodities used in the production of certain pet food and other pet-related products, specifically seed, wheat, and rice, as well as other materials such as rawhide, that are used in certain pet accessories. Additionally, increased human consumption or population increases may potentially limit the supply of or increase prices for certain meat proteins used in animal feed. Historically, in circumstances where these price increases have resulted in our manufacturers or vendors increasing the costs we pay for our food products, we have been able to pass these increases on to customers. However, our ability to pass on increased purchase costs in the future will be significantly impacted by market conditions and competitive factors. If we are unable to pass on any increased purchase costs to customers, we may experience reduced margins, which could have a material adverse effect on our business, financial condition, and results of operations.

Our real estate leases generally obligate us for long periods, which subjects us to various financial risks.

We lease virtually all of our pet care center and distribution center locations generally for long terms. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close pet care centers, we are generally required to continue paying rent and operating expenses for the balance of the lease term, or to pay to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable for the lease obligations if the assignee or sublessee does not perform. In addition, when leases for the pet care centers in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close pet care centers. Accordingly, we are subject to the risks associated with leasing real estate, which could have a material adverse effect on our operating results.

Further, the success of our pet care centers depends on a number of factors including the sustained success of the shopping center where the pet care center is located, consumer demographics, and consumer shopping habits and patterns. Changes in consumer shopping habits and patterns, reduced customer traffic in the shopping centers where our pet care centers are located, financial difficulties of our landlords, anchor tenants, or a significant number of other retailers, and shopping center vacancies or closures could impact the profitability of our pet care centers and increase the likelihood that our landlords fail to fulfill their obligations and conditions under our lease agreements. While we have certain remedies and protections under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities or due to macroeconomic effects, including the impact of COVID-19, could have a material adverse effect on our financial position, results of operations, and cash flows.

Changes in laws, accounting standards, and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results.

Accounting principles generally accepted in the United States and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters relevant to our business are highly complex, continually evolving, and involve many subjective assumptions, estimates, and judgments by us. Changes in these rules or their interpretation, or changes in facts, underlying assumptions, estimates, or judgments by us could significantly impact our reported or expected financial performance.

Failure to attract and retain quality sales associates and experienced management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training, and retaining partners who are capable sales associates in large numbers and experienced management personnel. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, and governmental labor and employment requirements. We have faced labor shortages and increased wage competition at several of our distribution centers due to factors directly or indirectly related to COVID-19, which has adversely affected our results of operations. Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage partners but also the wages paid to our other hourly partners. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. If we do not continue to attract, train, and retain quality associates and management personnel, our performance could be adversely affected.

Labor disputes may have an adverse effect on our operations.

We are not currently party to a collective bargaining agreement with any of our employees. If we were to experience a union organizing campaign, this activity could be disruptive to our operations. We cannot assure you that some or all of our employees will not become covered by a collective bargaining agreement or that we will not encounter labor conflicts or strikes. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. Particularly, in light of current support for changes to federal and state labor laws, we cannot provide any assurance that we will not experience additional and more successful union organization activity in the future. Any labor disruptions could have an adverse effect on our business or results of operations and could cause us to lose customers.

Claims under our insurance plans and policies may differ from our estimates, which could adversely affect our results of operations.

We use a combination of insurance and self-insurance plans to provide for potential liabilities for workers’ compensation, general liability, business interruption, property and directors’ and officers’ liability insurance, vehicle liability, and employee health-care benefits. Our insurance coverage may not be sufficient, and any insurance proceeds may not be timely paid to us. In addition, liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions, and our business, financial condition, and results of operations may be adversely affected if these assumptions are incorrect.

Resistance from veterinarians to authorize prescriptions or attempts/efforts on their part to discourage pet owners from purchasing from us could cause our sales to decrease and could adversely affect our financial condition and results of operations.

The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with authorization from a prescribing veterinarian. Some veterinarians may decide to resist providing our customers with a copy of their pet’s prescription or resist authorizing the prescription to the pharmacy staff of our fulfillment vendor, thereby effectively preventing us from filling such prescriptions under applicable law. Certain veterinarians may decide to discourage pet owners from purchasing from internet mail order pharmacies. If the number of veterinarians who refuse to authorize prescriptions to the pharmacy staff of our fulfillment vendor increases, or if veterinarians are successful in discouraging pet owners from purchasing from us, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

Our results may be adversely affected by serious disruptions or catastrophic events, including public health issues, geopolitical events, and weather.

Geopolitical events, such as war or civil unrest in a country in which our vendors are located, or terrorist or military activities disrupting transportation, communication, or utility systems, local protests, and unrest and natural disasters such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions, whether occurring in the United States or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors, or could severely damage or destroy one or more of our pet care centers or distribution centers located in the affected areas. For example, day-to-day operations, particularly our ability to receive products from our vendors or transport products to our pet care centers, could be adversely affected, or we could be required to close pet care centers or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. These or other occurrences could significantly impact our operating results and financial performance.

Risks Related to Legal and Regulatory Matters

Our operations are subject to extensive governmental regulation, and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulations. Our failure to comply with such laws and regulations may result in enforcements, recalls, and other adverse actions that could disrupt our operations and adversely affect our financial results.

Our operations, including some of our vendors, are subject to federal, state, and local laws and regulations established by the OSHA, the FDA, the USDA, the DEA, the U.S. Environmental Protection Agency, the National Labor Relations Board, and by various other federal, state, local, and foreign authorities. These laws and regulations govern, among other things, our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions, and citizenship requirements; the weights and measures of our products; the manufacturing and distribution of foods, drugs, and controlled substances intended for animal use; our businesses that provide veterinary services and pet insurance plans; the transportation, handling, and sale of small pets; emissions to air and water and the generation, handling, storage, discharge, transportation, disposal, and remediation of waste and hazardous materials; the processing, storage, distribution, safety, advertising, labeling, promotion, and import or export of our products; providing services to our customers; contracted services with various third-party providers; credit and debit card processing; the handling, security, protection, and use of customer and associate information; and the licensing and certification of services. In addition, we are subject to a wide range of state and local regulations relating to COVID-19, which are frequently changing. Read “Business—Government Regulation.”

Violations of or liability under applicable laws and regulations may result in administrative, civil or criminal fines, penalties, or sanctions against us, revocation or modification of applicable permits, licenses, or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, or third-party liability claims against us, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our outsourced private brand manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. Some of these laws and regulations are subject to varying and uncertain interpretations, application, and enforcement by courts and regulatory authorities with broad discretion, which can mean that our efforts to maintain compliance in all jurisdictions are not always successful. Liabilities under, costs of compliance with, and the impacts on us of any alleged or determined non-compliance with any such laws and regulations could materially and adversely affect our business, reputation, financial condition, and results of operations. In addition, changes in the laws and regulations to which we are subject could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business costlier and less efficient to conduct, and compromise our growth strategy. Although we routinely obtain broad indemnities from our vendors in respect of their products, we could be adversely affected if we were found not to be in compliance with applicable regulations and we were not made whole by our vendors.

Among other regulatory requirements, the FDA regulates the inclusion of specific claims in pet food labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA has issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do, and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions, and/or product recalls. In addition, we may produce new products in the future that may be subject to FDA pre-market review before we can market and sell such products. Our distribution centers are also subject to periodic inspection by the FDA or other governmental authorities.

Currently, many states in the United States have adopted the AAFCO’s definition of the term “natural” with respect to the pet food industry, which means a feed or feed ingredient derived solely from plant, animal, or mined sources, not having been produced by or subject to a chemically synthetic process and not containing any additives or processing aids that are chemically synthetic except in amounts as might occur in good manufacturing practices. Certain of our pet food products use the term “natural” in their labelling or marketing materials. As a result, we may incur material costs to comply with any new labeling requirements relating to the term “natural” and could be subject to liabilities if we fail to timely comply with such requirements, which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with governmental regulations or the expansion of existing or the enactment of new laws or regulations applicable to our veterinary services could adversely affect our business and our financial condition or lead to fines, litigation, or our inability to offer veterinary products or services in certain states.

All of the states in which we operate impose various registration, permit, and/or licensing requirements relating to the provision of veterinary products and services. To fulfill these requirements, we believe that we have registered with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our veterinary service businesses are required to maintain valid state licenses to practice.

In addition, certain states have laws, rules, and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care, or directly employing or otherwise exercising control over veterinarians providing such care. We may experience difficulty in expanding our operations into other states or jurisdictions with similar laws, rules, and regulations. Our provision of veterinary services through tele-veterinarian offerings is also subject to an evolving set of state laws, rules, and regulations. Although we believe that we have structured our operations to comply with our understanding of the veterinary medicine laws of each state or jurisdiction in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.

We strive to comply with all applicable laws, regulations and other legal obligations applicable to any veterinary services we provide. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We cannot guarantee that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements, and obligations. Any failure, or perceived failure, by us to comply with our filed permits and licenses with any applicable federal-, state-, or international-related laws, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand, and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities. Any such claim, proceeding, or action could hurt our reputation, brand and business, force us to incur significant expenses in defending such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and vendors, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws or regulations applicable to our veterinary services. In addition, various federal, state, and foreign legislative and regulatory bodies may expand existing laws or regulations, enact new laws or regulations, or issue revised rules or guidance applicable to our veterinary services. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition, and results of operations.

We are subject to risks related to online payment methods.

We currently accept payments using a variety of methods, including credit cards, debit cards, Paypal, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry (“PCI”) Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing, and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. Failure to be PCI compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us. Additionally, the Fair and Accurate Credit Transactions Act requires systems that print payment card receipts to employ personal account number truncation so that the customer’s full account number is not viewable on the slip.

Further, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. In the future, as we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements, and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines, legal proceedings, or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations could be materially and adversely affected.

We also occasionally receive orders placed with fraudulent data. If we are unable to detect or control fraud, our liability for these transactions could harm our business, financial condition, and results of operations.

Our marketing programs, e-commerce initiatives, and use of consumer information are governed by an evolving set of laws and enforcement trends, and changes in privacy laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, maintain, use, and share consumer data provided to us through online activities and other consumer interactions in our business in order to provide a better experience for our customers. Our current and future marketing programs depend on our ability to collect, maintain, use, and share this information with service providers, and our ability to do so depends on the trust that our customers place in us and our ability to maintain that trust. Additionally, our use of consumer data is subject to the terms of our privacy policies and certain contractual restrictions in third-party contracts as well as evolving federal, state, and international laws and enforcement trends. While we strive to comply with all such regulatory and contractual obligations and believe that we are good stewards of our customers’ data, this area is rapidly evolving, and it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules, or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business, and result in monetary liability.

One of the ways we track consumer data and interactions for marketing purposes is through the use of third-party “cookies.” Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party cookies and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered, or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition, and results of operations.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand or further enforce current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain sales of personal information, and receive detailed information about what personal information is collected, how their personal information is used, and how that personal information is shared. The CCPA provides for civil penalties for violations enforced by the California Attorney General, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent state privacy legislation in the United States. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. We have incurred and may continue to incur costs to adapt our systems and practices to comply with the current CCPA requirements and these costs may adversely affect our financial condition and results of operations. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination, and security of other personal data. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.

Each of these privacy, security, and data protection laws and regulations—and others, including the CAN-SPAM Act of 2003, regulating our use of certain electronic mail marketing and state data breach notification laws requiring notifications to state residents in certain instances—and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business costlier or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone Consumer Protection Act.

We send short message service, or SMS, text messages to customers. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the Telephone Consumer Protection Act of 1991, a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity, and our business, financial condition, and results of operations could be adversely affected. Even an unsuccessful challenge of our SMS texting practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.

Product recalls and product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, financial condition, results of operations, and cash flows.

We are subject to regulations by a variety of federal, state, and international regulatory authorities, including regulations regarding the safety and quality of our products. We purchase merchandise from several hundred different vendors. One or more of our vendors, including manufacturers of our owned or private label brand products, might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our pet care centers. Any issues of product safety or allegations that our products are in violation of governmental regulations, including, but not limited to, issues involving products manufactured in foreign countries, could cause those products to be recalled. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, product safety requirements, or applicable governmental regulations, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Further, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result, and could adversely affect our reputation, financial condition, results of operations, and cash flows.

Failure to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology or our brand could harm our competitive position or require us to incur significant expenses to enforce our rights.

Our trademarks, such as Bond & Co., Good 2 Go, Good Lovin’, Harmony, Imagitarium, Leaps & Bounds, Pals Rewards, Petco, PetCoach, PupBox, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, WholeHearted, and You & Me are valuable assets that support our brand and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent, and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies, and processes. We might not be able to obtain broad protection in the United States for all of our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial, and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our trademarks. Any of our patents, trademarks, or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Further, our nondisclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies, and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective intellectual property protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. We might be required to expend significant resources to monitor and protect our intellectual property rights. For example, we may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others. However, we may be unable to discover or determine the extent of any infringement, misappropriation, or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights and other proprietary rights. Any such litigation, whether or not resolved in our favor, could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition, and results of operations may be materially adversely affected.

We may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.

We have obligations with respect to the non-use and non-disclosure of third-party intellectual property. The steps we take to prevent misappropriation, infringement, or other violation of the intellectual property of others may not be successful. From time to time, third parties have asserted intellectual property infringement claims against us and may continue to do so in the future. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. While we believe that our products and operations do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, we may from time to time be found to infringe on the proprietary rights of others.

Any claims that our products, services, or marketing materials infringe the proprietary rights of third parties, regardless of their merit or resolution, could be costly, result in injunctions against us or payment of damages by us, and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could, among other things, be required to:

•	pay substantial damages (potentially treble damages in the United States);
•	cease the manufacture, use, distribution, or sale of the infringing products, operations, or services;
•	discontinue the use of the infringing methods or processes;
•	expend significant resources to develop non-infringing products, operations, or services or re-brand our business and products; and
•	obtain a license from the third party claiming infringement, which may not be available on commercially reasonable terms, or may not be available at all.

If any of the foregoing occurs, our ability to compete could be affected or our business, financial condition, and results of operations may be materially adversely affected.

We are party to routine litigation arising in the ordinary course of our business and may become involved in additional litigation, all of which could require time and attention from certain members of management and result in significant legal expenses.

We are involved in litigation arising in the ordinary course of business, including claims related to federal or state wage and hour laws, working conditions, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy and data protection, disputes with landlords and vendors due to the disruptions caused by COVID-19, claims from customers or employees alleging failure to maintain safe premises with respect to protocols relating to COVID-19, and other matters. Even if we prevail, litigation can be time-consuming and expensive. An unfavorable outcome in one or more of these existing lawsuits, or future litigation to which we become a party, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are subject to environmental, health, and safety laws and regulations that could result in costs to us.

In connection with the ownership and operations of our pet care centers and distribution centers, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing the management and disposal of wastes and the cleanup of contaminated sites. We could incur costs, including fines and other sanctions, cleanup costs, and third-party claims, as a result of violations of or liabilities under environmental laws and regulations. Although we are not aware of any of our sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of the discovery of contaminants in the future could result in additional costs.

We may fail to comply with various state or federal regulations covering the dispensing of prescription pet medications, including controlled substances, through our veterinary services businesses, which may subject us to reprimands, sanctions, probations, fines, or suspensions.

The sale and delivery of prescription pet medications and controlled substances through our veterinary services businesses are governed by extensive regulation and oversight by federal and state governmental authorities. The laws and regulations governing our operations and interpretations of those laws and regulations are increasing in number and complexity, change frequently, and can be inconsistent or conflicting. In addition, the governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the laws and regulations that govern our operations and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. In the future, we may be subject to routine administrative complaints incidental to the dispensing of prescription pet medications through our veterinary services businesses.

If we are unable to maintain the licenses granted by relevant state authorities in connection with our dispensing of prescription pet medications, or if we become subject to actions by the FDA, the DEA, or other regulators, our dispensing of prescription medications to pet parents could cease and we may be subject to reprimands, sanctions, probations, fines, or suspensions, which could have a material adverse effect on our business, financial condition, and results of operations.

As a public company, we are subject to additional laws, regulations, and stock exchange listing standards, which will impose additional costs on us and divert our management’s attention.

Prior to our initial public offering in January 2021, we operated our business as a private company since October 2006. We are now subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq, and other applicable securities laws and regulations. Compliance with these laws and regulations increase our legal and financial compliance costs and make some activities more difficult, time-consuming, or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly, and current reports with respect to our business and operating results. Being a public company and being subject to new rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These additional requirements impose significant additional costs on us and may divert management’s attention and affect our ability to attract and retain qualified board members.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our cash flows and prevent us from fulfilling our obligations under existing debt agreements.

At January 30, 2021, we had outstanding a $1,678 million senior secured term loan facility (as amended, the “Amended Term Loan Facility”) and a senior secured asset-based revolving credit facility providing for senior secured financing of up to $500 million (as amended, the “Amended Revolving Credit Facility”), subject to a borrowing base. On March 4, 2021, subsequent to fiscal 2020, we entered into a (i) $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and repaid all outstanding principal and interest on the Amended Term Loan Facility and (ii) secured asset-based revolving credit facility providing for senior secured financing of up to $500 million, subject to a borrowing base, maturing on March 4, 2026 (the “ABL Revolving Credit Facility”) and terminated the Amended Revolving Credit Facility. Our substantial indebtedness could restrict our operations and could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital and capital expenditures, and for other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared to our competitors that have less debt;
•	restrict us from making strategic acquisitions or other investments or cause us to make non-strategic divestitures; and
•

limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, our ability to obtain additional financing for working capital and capital expenditures, and for other general corporate purposes.

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for descriptions of the senior secured credit facilities.

The agreements governing our indebtedness include restrictive covenants that limit our operating flexibility, which could harm our long-term interests.

The First Lien Term Loan and ABL Revolving Credit Facility both impose material restrictions on us. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability to engage in some transactions, including the following:

•	incurring additional debt;
•	paying dividends, redeeming capital stock, or making other restricted payments or investments;
•	selling assets, properties, or licenses;

•	creating liens on assets;
•	entering into sale and lease-back transactions;
•	undergoing a change in control;
•	merging, consolidating, or disposing of substantially all assets;
•	entering into new lines of business;
•	entering into transactions with affiliates; and
•	placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

Any of these restrictions on our ability to operate our business in our discretion could adversely affect our business by, among other things, limiting our ability to adapt to changing economic, financial, or industry conditions and to take advantage of corporate opportunities, including opportunities to obtain debt financing, repurchase stock, refinance or pay principal on our outstanding debt, or complete acquisitions for cash or debt.

Any future debt that we incur may contain financial maintenance covenants. In addition, the ABL Revolving Credit Facility contains financial maintenance covenants that are triggered by certain conditions. Events beyond our control, including prevailing economic, financial, and industry conditions, could affect our ability to satisfy these financial maintenance covenants, and we cannot assure you that we will satisfy them.

Any failure to comply with the restrictions of the First Lien Term Loan, ABL Revolving Credit Facility, and any subsequent financing agreements, including as a result of events beyond our control, may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders and other debt holders the right to terminate any commitments they may have made to provide us with further funds and to require us to repay all amounts then outstanding. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.

Despite current indebtedness levels, we may incur substantial additional indebtedness in the future. This could further increase the risks associated with our substantial leverage.

We may incur substantial additional indebtedness in the future, which would increase our debt service obligations and could further reduce the cash available to invest in operations. The terms of the credit agreements governing the First Lien Term Loan and ABL Revolving Credit Facility allow us and our subsidiaries to incur additional indebtedness, subject to limitations. As of April 1, 2021, we and our subsidiaries had an additional $394.8 million of unused commitments available to be borrowed under the ABL Revolving Credit Facility. This amount is net of $57.1 million of outstanding letters of credit and a $48.1 million borrowing base reduction for a shortfall in qualifying assets, net of reserves. If new debt is added to our debt levels, or any debt is incurred by our subsidiaries, the related risks that we and our subsidiaries now face could increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate or access cash depends on many factors beyond our control.

Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures, will depend on our ability to generate or access cash in the future. This ability is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the ABL Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, we cannot assure you that we will be able to refinance any of our indebtedness, including the First Lien Term Loan and the ABL Revolving Credit Facility, on commercially reasonable terms, or at all.

Our failure to comply with the covenants contained in the credit agreements for the First Lien Term Loan and the ABL Revolving Credit Facility, including as a result of events beyond our control, could result in an event of default that could cause repayment of our debt to be accelerated.

If we are not able to comply with the covenants and other requirements contained in the credit agreements governing the First Lien Term Loan, the ABL Revolving Credit Facility, or any other debt instruments, an event of default under the relevant debt instrument could occur. In addition to imposing restrictions on our business and operations, some of our debt instruments include covenants relating to financial ratios and tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. The breach of any of these covenants would result in a default under these instruments. If an event of default does occur under one of these agreements, it could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets and cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.

The amount of borrowings permitted under the ABL Revolving Credit Facility may fluctuate significantly, which may adversely affect our liquidity, results of operations, and financial position.

The amount of borrowings permitted at any one time under the ABL Revolving Credit Facility is subject to a borrowing base valuation of the collateral thereunder, net of certain reserves. As a result, our access to credit under the ABL Revolving Credit Facility is potentially subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agents in respect of the calculation of such borrowing base value. The inability to borrow under the ABL Revolving Credit Facility may adversely affect our liquidity, results of operations, and financial position.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under the First Lien Term Loan and ABL Revolving Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Although we may enter into agreements limiting our exposure to higher interest rates, these agreements may not be effective.

A ratings downgrade or other negative action by a ratings organization could adversely affect the trading price of the shares of our Class A common stock.

Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any fluctuation in the rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition and may adversely affect the trading price of shares of our Class A common stock.

Changes affecting the availability of LIBOR may have consequences for us that cannot yet be reasonably predicted.

We have outstanding debt with variable interest rates based on the London Inter-bank Offered Rate (“LIBOR”). Advances under the ABL Revolving Credit Facility and the First Lien Term Loan generally bear interest based on (i) the Eurodollar Rate (as defined in our credit agreements and calculated using LIBOR) or (ii) the Base Rate (as defined in our credit agreements). The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, ICE Benchmark Administration, the administrator for LIBOR, confirmed its intention to cease publishing one week and two-month USD LIBOR after December 2021 and all remaining USD LIBOR tenors in mid-2023. Concurrently, the United Kingdom Financial Conduct Authority announced the cessation or loss of representativeness of the USD LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR.

These reforms may cause LIBOR to perform differently than it has in the past, and it is expected that LIBOR will cease to be available after 2021 or mid-2023, as applicable. After the cessation of LIBOR, alternative benchmark rates will replace LIBOR and could affect our debt securities, debt payments, and receipts. At this time, it is not possible to predict the effect of the cessation of LIBOR or the establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2021 or mid-2023, as applicable. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. After mid-2023, the interest rates on the ABL Revolving Credit Facility and the First Lien Term Loan will be based on the Base Rate or a SOFR-based alternative benchmark rate, which may result in higher interest rates. In addition, changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

Risks Related to Our Class A Common Stock

Our Sponsors have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

We are currently controlled by our Sponsors through our Principal Stockholder. Our Sponsors control 79.1% of the outstanding voting power of our company. As long as our Sponsors beneficially own or control at least a majority of our outstanding voting power, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Even if their ownership falls below 50%, our Sponsors will continue to be able to strongly influence or effectively control our decisions.

Additionally, our Sponsors’ interests may not align with the interests of our other stockholders. Our Sponsors, and other investment funds affiliated with them, are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors, and other investment funds affiliated with them, may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Accordingly, the holders of our Class A common stock do not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Our Sponsors, through our Principal Stockholder, control a majority of the voting power of our common stock with respect to director elections. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power with respect to director elections is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;
•	the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently utilize all of these exemptions. As a result, we do not have a majority of independent directors and our Compensation Committee and Nominating and Corporate Governance Committee do not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Certain of our directors have relationships with our Sponsors, which may cause conflicts of interest with respect to our business.

Six of our eleven directors are affiliated with our Sponsors. These directors have fiduciary duties to us and, in addition, have duties to the applicable Sponsor or stockholder affiliate. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the affiliated Sponsors, whose interests may be adverse to ours in some circumstances.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and may adversely affect the market price of our stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•

provide that, except with regard to directors nominated by our Principal Stockholder, vacancies on our board of directors shall be filled only by a majority of directors then in office, even though less than a quorum, or by a sole remaining director;

•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•

provide that our directors can be removed for cause only, once our Principal Stockholder (including its permitted transferees under the stockholder’s agreement) no longer beneficially owns 50% or more of our outstanding Class A common stock and Class B-1 common stock;

•

provide that, once our Principal Stockholder (including its permitted transferees under the stockholder’s agreement) no longer beneficially owns 50% or more of our outstanding Class A common stock and Class B-1 common stock, any action required or permitted to be taken by the stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders;

•

specify that, once our Principal Stockholder (including its permitted transferees under the stockholder’s agreement) no longer beneficially owns 50% or more of our outstanding Class A common stock and Class B-1 common stock, special meetings of our stockholders can be called only by our board of directors, or the Chairman of our board of directors (prior to such time, special meetings of the stockholders of our company shall be called by the Chairman of our board of directors or our Secretary at the request of our Principal Stockholder, in addition to being able to be called by the Chairman of our board of directors and by our board of directors);

•

require the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our bylaws and certain articles of our certificate of incorporation once our Principal Stockholder (including its permitted transferees under the stockholder’s agreement) ceases to beneficially own at least 50% of the Class A common stock and Class B-1 common stock;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock; and
•	reflect three classes of common stock.

These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are a Delaware corporation governed by the Delaware General Corporation Law (the “DGCL”). In general, Section 203 of the DGCL, an anti-takeover law, prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock, which person or group is considered an interested stockholder under the DGCL, for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. We have elected in our certificate of incorporation not to be subject to Section 203. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide our Sponsors, our Principal Stockholder, their affiliates, and their respective successors (other than our company), as well as their direct and indirect transferees, are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions. For additional details, please read Exhibit 4.3 to this Annual Report on Form 10-K.

Since we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We have not paid, and do not anticipate paying, any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the First Lien Term Loan and ABL Revolving Credit Facility. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur. Please read “Dividend Policy” for more detail.

We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

Petco Health and Wellness Company, Inc. and Petco Holdings, Inc. LLC are holding companies with nominal net worth. We do not have any material assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiary, Petco Animal Supplies and its subsidiaries. As a result, in addition to the restrictions on payment of dividends that apply under the terms of our existing indebtedness, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries, including from Petco Animal Supplies Stores, Inc. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us.

The multi-class structure of our common stock may adversely affect the trading market for our Class A common stock.

In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. As a result, our multi-class capital structure makes us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Further, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers, other employees, or agents.

Our certificate of incorporation provides that, unless we, in writing, select or consent to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of our company: (i) that are based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity; or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, subject matter jurisdiction, another state court or a federal court located within the State of Delaware). Further, unless we select or consent to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice-of-forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in our common stock shall be deemed to have notice of and to have consented to the forum selection provisions described in our certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and such persons. It is possible that a court may find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, in which case we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, or results of operations and result in a diversion of the time and resources of our management and board of directors.

General Risk Factors

An active, liquid trading market for our Class A common stock may not develop, which may limit your ability to sell your shares.

Prior to our initial public offering in January 2021, there was no public market for our Class A common stock. Although our Class A common stock is now listed on Nasdaq under the symbol “WOOF,” an active trading market for our shares may never develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity, and orderliness depends upon the existence of willing buyers and sellers at any given time, and its existence is dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our Class A common stock. The market price of our Class A common stock may decline. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our operating results and share price may be volatile, and the market price of our Class A common stock may drop.

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You may not be able to resell your shares at or above the initial public offering price or at all. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	changes in debt ratings;
•	results of operations that vary from expectations of securities analysts and investors;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors, or our vendors of significant contracts or acquisitions;

•	sales, or anticipated sales, of large blocks of our stock;
•	additions or departures of key personnel;
•	regulatory, legal, or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	litigation and governmental investigations;
•	changing economic conditions;
•	changes in accounting principles;
•	default under agreements governing our indebtedness; and
•	other events or factors, including those from natural disasters, pandemic, pet disease, war, acts of terrorism, or responses to these events.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes brought securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Pursuant to our certificate of incorporation and bylaws, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock. Moreover, the ability of holders of Class B-1 common stock to convert each of their shares into one share of Class A common stock, subject to the transfer to us of an equivalent number of shares of Class B-2 common stock, may increase the number of outstanding shares of Class A common stock; however, such conversion rights will not dilute or otherwise affect the voting rights of the holders of Class A common stock because Class B-1 common stock and Class B-2 common stock taken on a combined basis will have the same voting rights as Class A common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. We have also filed a Form S-8 under the Securities Act to register all shares of Class A common stock that we may issue under our equity compensation plans. In addition, our Principal Stockholder has demand registration rights that will require us to file registration statements in connection with future sales of our stock by our Principal Stockholder, including in connection with the note purchase agreement described below. Sales by our Principal Stockholder could be significant. Once we register these shares, they can be freely resold in the public market, subject to legal or contractual restrictions, such lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. Lastly, our Principal Stockholder has entered into a note purchase agreement. The obligations under the note purchase agreement will be secured by a pledge of all of the shares of our common stock owned by our Principal Stockholder and its affiliates. If our Principal Stockholder were to default on any of its obligations under the note purchase agreement or in the event of a collateral deficiency the holders would have the right to foreclose on all of our common stock subject to the pledge and sell such shares of common stock. Such an event could further cause our stock price to decline and could result in a change in control of our company that could trigger a default under, or acceleration of, the obligations under our senior secured credit facilities. Any foreclosure on our common stock which secures obligations under the note purchase agreement could result in the sale of a significant number of shares of our common stock, which could result in a decrease in the price of our common stock.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares, or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our shares likely will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our Class A common stock price may decline.

We anticipate providing guidance on our expected operating and financial results for future periods on an annual basis only, as we believe this approach is better aligned with the long-term view we take in managing our business and our focus on long-term stockholder value creation. Although we believe that this guidance will provide investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance comprises forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts or if we reduce our guidance for future periods, our share price could decline.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may be unable to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Prior to our initial public offering in January 2021, we were a private company and have not been subject to the internal control and financial reporting requirements that are required of a publicly traded company. We are now required to comply with the requirements of the Sarbanes-Oxley Act, following the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, which could be as early as our next fiscal year. The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls, and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to taxes by the U.S. federal, state, and local tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation; or
•	changes in tax laws, regulations, or interpretations thereof.

In addition, we may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have co-headquartered facilities, located in San Diego, California, and San Antonio, Texas. Our San Diego, California location was completed in the summer of fiscal 2015, comprising a total of approximately 257,000 square feet, and is under a long-term lease. Our San Antonio location consists of a sub-divided leased facility, comprising a total of approximately 73,000 square feet.

We lease all of our distribution center locations and nearly all of our approximately 1,454 pet care centers. The original lease term for pet care centers is generally ten years, with certain leases being shorter or longer, and many of these leases contain renewal options. The vast majority of pet care center leases, excluding renewal options, expire at various dates over the next ten years. Our pet care centers are generally located at sites co-anchored by strong destination stores. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain locations exceed specified amounts, provide for additional rent expense.

Item 3. Legal Proceedings.

We are involved in the legal proceedings described in Note 16, Commitments and Contingencies, in our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and we are subject to other claims and litigation arising in the ordinary course of business. The outcome of any litigation is inherently uncertain, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our business. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is currently listed on Nasdaq Global Select Market under the ticker “WOOF” and began trading on January 14, 2021. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B-1 common stock, par value $0.001 per share, and our Class B-2 common stock, par value $0.000001 per share.

Holders

As of April 1, 2021, there were two shareholders of record of our Class A common stock, one shareholder of record of our Class B-1 common stock, and two shareholders of record of our Class B-2 common stock. The number of record holders of our Class A common stock does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Dividend Policy

We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. Please read “Risk Factors—The agreements governing our indebtedness include restrictive covenants that limit our operating flexibility, which could harm our long-term interests,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K for descriptions of restrictions on our ability to pay dividends.

Use of Proceeds

On January 19, 2021, we closed our initial public offering of 55,200,000 shares of our Class A common stock, including the full exercise by the underwriters of their option to purchase 7,200,000 additional shares of our Class A common stock, at an offering price of $18.00 per share, pursuant to the Form S-1 (as defined herein). Upon completion of the sale of the shares of our Class A common stock, the initial public offering terminated. We received net proceeds from the offering of approximately $939.0 million, after deducting underwriting discounts and commissions. As described in our final prospectus filed with the SEC on January 15, 2021 pursuant to Rule 424(b)(4), we used a portion of the net proceeds from our initial public offering to redeem in full the outstanding amount of Petco Animal Supplies’ outstanding Floating Rate Senior Unsecured Notes (the “Floating Rate Senior Notes”), plus accrued but unpaid interest, and the remainder of the proceeds, plus cash on hand, to repay a portion of the Amended Term Loan Facility (as defined herein). The representatives of the underwriters of our initial public offering were Goldman Sachs & Co. LLC and BofA Securities, Inc.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors described in the section entitled “Risk Factors,” included in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please read the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a beloved brand in the U.S. pet care industry with more than 55 years of service to pets and the people who love and care for them. Since our founding in 1965, we have been developing new standards in pet care, delivering comprehensive wellness solutions through our products and services, and creating communities that deepen the pet-parent bond. Over the last three years, we have transformed the business from a successful traditional retailer to a disruptive, fully integrated, digital-focused provider of pet health and wellness offerings. We revamped our leadership team and invested over $375 million to build out leading capabilities across e-commerce and digital, owned brands, data analytics, and a full suite of on-site services including veterinary care.

Our go-to-market strategy is powered by a multi-channel platform that integrates our strong digital presence with our nationwide physical network. Our data-driven digital footprint, consisting of an entirely redesigned e-commerce site and personalized mobile app, delivers an exceptional customer experience and serves as a hub for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By strategically leveraging our extensive physical network consisting of approximately 1,454 pet care centers located within three miles of 53 % of our customers, we are able to offer our comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over our competition. Through our connected platform, we serve our customers in a differentiated manner by offering the convenience of ship-from-store, BOPUS, curbside pick-up and same day delivery.  Multi-channel customers, who spend between 3x to 7x more with us compared to single-channel customers, increased by double-digits in fiscal 2020.

Through our multi-channel platform, we provide a comprehensive offering of differentiated products and services that fulfill all the needs of pet parents and their pets. Our product offering leverages our owned brand portfolio and partnerships with premium third-party brands to deliver high quality food that avoids artificial ingredients, complemented by a wide variety of premium pet care supplies. We augment this product offering with a broad suite of professional services, including grooming as well as in-store and online training. Our service offering is further enhanced by a rapidly expanding, affordable veterinary service platform, which includes full-service veterinary hospitals, Vetco clinics, and tele-veterinarian services. In addition, we are increasingly linking our offerings with subscription programs such as membership and pet health insurance that create deeper engagement with our customers, and with our Pals Rewards loyalty program members specifically, which members accounted for approximately 80% of transactions in fiscal 2020.  At the end of fiscal 2020, we launched our Vital Care membership program, the industry’s first broad-scale, comprehensive membership program covering items including vaccinations, grooming, services and merchandise discounts.  In addition to providing differentiated products and services, our over 23,000 knowledgeable, passionate partners provide important high-quality advice to our customers in our pet care centers.

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures including the following:

Comparable Sales

Comparable sales is an important measure throughout the retail industry and includes both retail and digital sales of products and services. A new location or digital site is included in comparable sales beginning on the first day of the fiscal month following 12 full fiscal months of operation and is subsequently compared to like time periods from the previous year. Relocated pet care centers become comparable pet care centers on the first day of operation if the original pet care center was open longer than 12 full fiscal months. If, during the period presented, a pet care center was closed, sales from that pet care center are included up to the first day of the month of closing. Additionally, our comparable sales exclude the impact of the wind-down and migration of our Drs. Foster & Smith digital site to Petco.com in fiscal 2018 and fiscal 2019. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this filing regarding our comparable sales may not be comparable to similar data made available by other retailers.

Comparable sales allow us to evaluate how our overall ecosystem is performing by measuring the change in period-over-period net sales from locations and digital sites that have been open for the applicable period. We intend to improve comparable sales by continuing initiatives aimed to increase customer retention, frequency of visits, and basket size. General macroeconomic and retail business trends are a key driver of changes in comparable sales.

Non-GAAP Financial Measures

Management and the Board of Directors review certain non-GAAP financial measures, along with GAAP measures (as defined herein), to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  Our key non-GAAP financial measures are Adjusted EBITDA, Adjusted Net income, Adjusted EPS, Free Cash Flow and Net Debt. Further explanation on our non-GAAP measures, along with reconciliations to their most comparable GAAP measures, is presented below under “Reconciliation of Non-GAAP Financial Measures to GAAP Measures.”

Factors Affecting Our Business

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Pet Industry Trends

In 2020, the U.S. pet care industry served more than 72 million households with pets and represented a total addressable market of $97 billion, growing by over 3 million pets driven by heightened adoption activity through the COVID-19 pandemic. Due to its non-discretionary nature, the market has demonstrated a long-term track record of consistent growth and resilience throughout economic cycles. From 2020 to 2024, the industry is expected to grow at a 7% CAGR, driven by steady, predictable growth in the underlying pet population coupled with strong tailwinds associated with pet humanization and COVID-19.

Customer Pet Purchase Trends

Our multi-channel integrated ecosystem is designed to support our customers regardless of how customers choose to shop for their pet care needs.  As we saw the major purchase trend shift and growth into areas like e-commerce, services, and veterinary care, we actively invested to build capabilities and offerings to effectively capitalize on the opportunity. Our business will be impacted by our ability to continue to understand and react to changing customer purchase trends.

Customer Acquisition, Retention, and Spend

Our business is impacted by our ability to successfully attract new customers to any one of our channels, build their loyalty to engender return visits, and expand their spend with Petco across multiple purchase channels (e.g., pet care centers, e-commerce, and services) and categories (e.g., pet food, supplies, and companion animal). This is the primary focus of all our customer engagement efforts from digital, to performance marketing campaigns, to new product introductions, and to Petco partner cross-selling activities in pet care centers. The ability to convert more of our customers to loyal, multi-channel shoppers will affect business performance.

Innovation and Transformation

Our operating results over the last two years reflect significant investments made to support innovation and business transformation strategies. These investments include: digital and e-commerce integration and expansion; data analytical capabilities; veterinary services; marketing and advertising; and our owned brands. We also have developed advanced sales reporting that provides our pet care center General Managers and field leadership teams with data to track performance across multiple dimensions, identify opportunities, and execute strategies to drive incremental sales.

Specifically, some of these investments have included:

•	Approximately $181.2 million of capital investments in fiscal 2020 and fiscal 2019 in our new and existing pet care center locations, including the build-out of over 85 veterinary hospitals.
•

Approximately $119.6 million of capital investments in fiscal 2020 and fiscal 2019 related to digital and information technology, specifically the development of integration capabilities with our pet care center locations, our Petco App, and the development and deployment of data analytical and reporting capabilities.

•	A $70.7 million increase in advertising in fiscal 2020 compared to fiscal 2019 to further adapt our advertising footprint to support the acceleration of our e-commerce and digital sales growth.

While these investments provided a key foundation and drive increased sales, ongoing performance of the business will depend on our ability to leverage our existing distribution network and pet care center locations for product delivery and fulfillment, including BOPUS, curbside pick-up, and same day delivery, and build upon and enhance these efforts.

Gross Margin and Expense Management

Our operating results are impacted by our ability to convert revenue growth into higher gross margin and operating margin. The sales mix related to consumables, supplies, and services, with services typically having lower margins, as well as customer shopping preferences, impacts our gross margin results. We focus gross margin and expense management on achieving a balance between ensuring adequate resource spend to grow sales with attention to driving increased profitability. The business has successfully implemented cost optimization initiatives in the past and will continue to find opportunities to enhance profit margins and operate more efficiently in the future.

Talent and Culture

We see our Petco partners as the core to building a purpose-driven performance culture. Our business results rely on our ability to continually: add talented partners, specifically in our scaling business areas like e-commerce, veterinary care, and grooming and training services; provide the best tools, partner training, and competitive compensation to deliver higher sales and better customer experiences; and engender a positive, collaborative, and respectful working environment. Our partners represent the strength of our brand every day and are key to ongoing growth.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has impacted every aspect of the economy in fiscal 2020. As an essential retailer, all of our pet care centers have remained open, as we are the grocery store, pharmacy, and doctor’s office for many of our nation’s pets. Market data indicates that with more of the working population staying home, there has been an increase in pet ownership and the percentage of disposable income spent on home-related goods and services, including pet care. Overall, this macroeconomic trend has favorably impacted our business results to date, but the possible sustained spread or resurgence of the pandemic, and any government response thereto, increases the uncertainty regarding future economic conditions that could impact our business in the future.

We quickly adapted our business and operations since the start of the pandemic to ensure, first and foremost, the health and safety of our partners, the animals in our care, and the customers we serve. These adaptations include: providing additional paid-time off and five cycles of appreciation bonuses to our frontline partners; establishing a $2 million employee support fund to assist our partners and their families impacted by the pandemic; investing in sanitation, plexiglass barriers, signage, and personal protective equipment; and adopting strict safety protocols that limit direct human interactions and promote social distancing.

We were well-positioned to meet the increasing and evolving needs of pets and their parents at the onset of the pandemic. Initially, we experienced significant increases in customer pet food purchases, but as the months progressed, our sales growth shifted to our supplies category, due to an increase in pet ownership and shifts in disposable income spending toward pets. In services, we temporarily suspended our training services and vaccination clinic operations, and we reduced our grooming capacity while stay-at-home orders were in place. Although we had experienced increasing customer demand for services before the pandemic, sales attributable to such services declined significantly from March through May 2020 as a result of the suspension.

We have experienced a significant acceleration of our e-commerce business, particularly as it relates to the integrated offering with our pet care centers. Our ship-from-store capability enabled us to maintain regular shipping timelines, and we capitalized on our BOPUS capability and rolled out curbside pick-up in a matter of weeks, enabling us to get products to customers faster and at a higher margin than online retailers that incur costs to ship products to their customers. Additionally, in the fourth quarter of fiscal 2020, we implemented same day delivery.   We have incurred additional expenses to support this business growth.

To preserve liquidity during the pandemic, we temporarily suspended capital expenditures, but as our financial results surpassed earlier expectations, we returned to our initial capital plan in the second half of fiscal 2020. In efforts to control expenses, we negotiated discounts and concessions with landlords and vendors and temporarily furloughed or implemented temporary pay cuts for non-frontline partners.

Significant Components of Results of Operations

Net Sales

Our net sales comprise gross sales of products and services, net of sales tax and certain discounts and promotions offered to our customers, including those offered under our customer loyalty programs. Net sales are driven by comparable sales, new pet center locations, and expanded offerings.

Cost of Sales and Gross Profit

Gross profit is equal to our net sales minus our cost of sales. Gross profit rate measures gross profit as a percentage of net sales.

Our cost of sales includes the following types of expenses:

•	direct costs (net of vendor rebates, allowances, and discounts for products sold) including inbound freight charges;
•	shipping and handling costs associated with sales to customers;
•	freight costs associated with moving merchandise inventories;
•	inventory shrinkage costs and write-downs;
•	payroll costs of pet groomers, trainers, veterinarians, and other direct costs of services; and
•	costs associated with operating our distribution centers including payroll, occupancy costs and depreciation.

Our digital gross profit rate tends to be lower than the gross profit rate from sales in our pet care centers due to incremental costs associated with shipping and other expenses of delivery to customers. In addition, our gross profit rate tends to be lower for services than for products.

Selling, General, and Administrative Expense

The following types of expenses are included in our selling, general, and administrative costs (“SG&A”):

•	payroll and benefit costs of pet care center employees and corporate employees;
•	occupancy and operating costs of pet care centers and corporate facilities;
•	depreciation and amortization related to pet care centers and corporate assets;
•	credit card fees;
•	store pre-opening and remodeling costs;
•	advertising costs; and
•	other administrative costs.

SG&A includes both fixed and variable costs and therefore is not directly correlated with net sales. We expect that our SG&A expenses will increase in future periods due to additional expenses we expect to incur as a result of being a public company, including stock-based compensation.

Goodwill and Indefinite-Lived Intangible Impairment

In connection with the fiscal 2015 acquisition by our Sponsors, we recorded goodwill of approximately $3.0 billion and an indefinite-lived trade name asset of $1.1 billion. We evaluate these assets for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Please read the discussion of these assets under “Critical Accounting Policies and Estimates.”

Interest Expense

Our interest expense is primarily associated with the senior secured credit facilities, the Floating Rate Senior Notes, the 3.00% Senior Notes (as defined herein), and interest rate caps. In January 2021, the Floating Rate Senior Notes and the 3.00% Senior Notes were exchanged, canceled, and/or redeemed in connection with the initial public offering, and our interest rate caps were settled in accordance with their contractual terms. Additionally, on March 4, 2021, we borrowed $1,700.0 million under a new first lien term loan facility, repaid all outstanding principal and interest on the existing term loan facility, and replaced our existing revolving credit facility with a new revolving credit facility. Please read discussion under “—Liquidity and Capital Resources—Sources of Liquidity” for further information.

Income Tax Benefit

Income taxes consist of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, and the valuation allowance against deferred tax assets, as applicable.

(Income) Loss from Equity Method Investees

Our equity method investments prior to fiscal 2019 consisted primarily of our 50% owned veterinary joint venture and our 50% owned Mexico joint venture. Beginning in fiscal 2019, the veterinary joint venture is now included in our consolidated results. Please read “Net Loss Attributable to Noncontrolling Interest” below for more information regarding our noncontrolling interests.

Net Loss Attributable to Noncontrolling Interest

The noncontrolling interest represents 50% of the net loss of our veterinary joint venture, which is a variable interest entity for which we were deemed to be the primary beneficiary beginning in fiscal 2019 due to revisions made in the joint operating agreement. Prior to fiscal 2019, the veterinary joint venture was accounted for as an equity method investment.

Executive Summary

Our business transformation initiatives, accelerated by an increase in pet ownership and a shift in customer discretionary spend on pets, have driven strong top- and bottom-line growth in our business. Comparing fiscal 2020 and fiscal 2019, we achieved the following results:

•	increase in net sales from $4.43 billion to $4.92 billion, representing period-over-period growth of 11.0%;
•	comparable sales growth of 11.4%;
•	increase in operating income from $110.6 million to $194.4 million, representing period-over-period growth of 75.8%;
•	a decrease in net loss attributable to Class A and B-1 common stockholders from $95.9 million to $26.5 million, representing a period-over-period improvement of 72.4%;
•	an increase in Adjusted EBITDA from $424.5 million to $484.3 million, representing period-over-period growth of 14.1%; and

•	Net cash provided by operating activities increased from $110.3 million in fiscal 2019 to $268.6 million in fiscal 2020.

For a description of our non-GAAP measures and reconciliations to their most comparable GAAP measures, please read the section below titled “Reconciliation of Non-GAAP Financial Measures to GAAP Measures.”

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$4,920,202	$4,434,514	$4,392,173
Cost of sales	2,813,464	2,527,995	2,487,334
Gross profit	2,106,738	1,906,519	1,904,839
Selling, general and administrative expenses	1,912,314	1,776,919	1,746,387
Goodwill and indefinite-lived intangible impairment	—	19,000	373,172
Operating income (loss)	194,424	110,600	(214,720)
Interest income	(653)	(335)	(420)
Interest expense	219,083	253,018	243,744
Loss on extinguishment of debt	17,549	—	460
Loss before income taxes and (income) loss from equity method investees	(41,555)	(142,083)	(458,504)
Income tax benefit	(3,337)	(35,658)	(45,840)
(Income) loss from equity method investees	(6,482)	(2,441)	1,124
Net loss	(31,736)	(103,984)	(413,788)
Net loss attributable to noncontrolling interest	(5,253)	(8,111)	—
Net loss attributable to Class A and B-1 common stockholders	$(26,483)	$(95,873)	$(413,788)

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.2	57.0	56.6
Gross profit	42.8	43.0	43.4
Selling, general and administrative expenses	38.9	40.1	39.8
Goodwill and indefinite-lived intangible impairment	—	0.4	8.5
Operating income (loss)	3.9	2.5	(4.9)
Interest income	0.0	0.0	0.0
Interest expense	4.4	5.7	5.5
Loss on extinguishment of debt	0.3	—	0.0
Loss before income taxes and (income) loss from equity method investees	(0.8)	(3.2)	(10.4)
Income tax benefit	(0.1)	(0.8)	(1.0)
(Income) loss from equity method investees	(0.1)	(0.1)	0.0
Net loss	(0.6)	(2.3)	(9.4)
Net loss attributable to noncontrolling interest	(0.1)	(0.1)	—
Net loss attributable to Class A and B-1 common stockholders	(0.5)%	(2.2)%	(9.4)%

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Operational Data:
Comparable sales increase (decrease)	11.4%	3.9%	(1.1)%
Total pet care centers at end of period	1,454	1,478	1,490
Total pet care centers with veterinarian practices at end of period	125	81	39
Adjusted EBITDA (in thousands)	$484,348	$424,547	$437,836

Fiscal 2020 (52 weeks) Compared with Fiscal 2019 (52 weeks)

Net Sales and Comparable Sales

Net sales increased $485.7 million, or 11.0%, to $4.92 billion in fiscal 2020 compared to net sales of $4.43 billion in fiscal 2019, driven by a 11.4% increase in our comparable sales. With our investments in our business over the past two years, we were, and continue to be, well-positioned to meet the increasing and evolving needs of pets and their parents. Our sales growth period-over-period was a result of these investments, coupled with an increase in pet ownership and a shift in consumer spending toward the pet category as a result of the COVID-19 pandemic. Our e-commerce and digital sales increased 103% from fiscal 2019 to fiscal 2020 driven by a change in consumer shopping preferences. With an integrated offering that includes BOPUS, curbside pick-up, ship-from-store, and same day delivery, we were able to quickly get products to customers in a safe manner regardless of their delivery or pick-up preference.

Supplies and companion animal sales increased 20.1% from fiscal 2019 to fiscal 2020 due to increases in pet ownership and shifts in disposable income toward pets. Dog and cat food sales increased 3.4% and services and other sales increased 6.1% from fiscal 2019 to fiscal 2020, respectively.  The increase in services was primarily due to growth in the hospital business due to the addition of 44 new hospitals period-over-period partially offset by the temporary suspension of our training, grooming and vaccination clinic services while stay-at-home orders were in place.

Cost of Goods Sold and Gross Profit

Gross profit increased $200.2 million, or 10.5%, to $2.11 billion in fiscal 2020 compared to gross profit of $1.91 billion for fiscal 2019. As a percentage of sales, our gross profit rate decreased slightly at 42.8% for fiscal 2020 compared to 43.0% for fiscal 2019. The increase in gross profit was due to the overall increase in net sales. The slight decrease in gross profit rate was primarily due to a shift in sales to e-commerce, which typically carries lower margins than pet care center sales. E-commerce sales margins benefitted by the growth in BOPUS, curbside delivery, and ship-from-store, which typically carry higher margins as they reduce or eliminate shipping costs associated with online sales. Approximately 83% of Petco.com orders were fulfilled by our pet care centers during fiscal 2020.

Also contributing to the decrease in gross profit rate period-over-period were $9.6 million of COVID-19 related expenses and a lower year-over-year actuarial true-up benefit of $7.3 million. COVID-19 related expenses in fiscal 2020 included approximately $7.9 million of appreciation bonuses for our frontline services partners, including groomers, trainers and veterinarians, and distribution center partners and approximately $1.7 million of increased sanitation costs at our distribution centers and for purchases of personal protective equipment.

Selling, General and Administrative Expenses

SG&A expenses increased $135.4 million, or 7.6%, to $1.91 billion for fiscal 2020 compared to $1.78 billion for fiscal 2019. As a percentage of net sales, SG&A expenses decreased from 40.1% in fiscal 2019 to 38.9% in fiscal 2020 reflecting operating leverage from net sales growth. The increase in expense period-over-period was driven by a $70.7 million increase in advertising expenses to support the acceleration of our e-commerce and digital sales growth; $18.4 million of COVID-19 related appreciation bonuses for our frontline pet care center partners; $11.7 million of COVID-19 related expenses for sanitation, safety-related costs, personal protective equipment and the establishment of our employee assistance fund; and $8.7 million of professional fees expensed in connection with the initial public offering.   Depreciation expense increased $10.6 million due to increased capital spend to support e-commerce and digital initiatives.

Goodwill and Indefinite-lived Intangible Impairment

Our annual impairment test in fiscal 2020 and fiscal 2019 indicated that the fair value of our single reporting unit exceeded the carrying value, and therefore no goodwill impairment charge was recorded.

The annual impairment analysis of our indefinite-lived trade name in fiscal 2020 indicated that the fair value of the asset exceeded the carrying value, and therefore no trade name impairment charge was recorded in fiscal 2020.  In fiscal 2019, an impairment charge of $19.0 million was recorded driven by a combination of market conditions, increased competition from online competitors, and financial performance.

Interest Expense

Interest expense decreased $33.9 million, or 13.4%, to $219.1 million in fiscal 2020 compared with $253.0 million in fiscal 2019. The decrease was primarily driven by lower interest rates between the periods.  In addition, interest expense decreased by approximately $3.5 million due to the redemption/cancellation of the Floating Rate Senior Notes and the 3.00% Senior Notes and repayment of a portion of the Amended Term Loan Facility in connection with the initial public offering. In March 2020, we borrowed $250.0 million on the revolving credit facility as a precautionary measure given the uncertainty of the macroeconomic environment at the start of the COVID-19 pandemic. We subsequently repaid the amount in full in the second quarter of fiscal 2020 and had no borrowings outstanding on the revolving credit facility as of January 30, 2021.

Income Tax Benefit

Our effective tax rate was 11.2% for fiscal 2020, resulting in income tax benefit of $3.3 million, compared to an effective tax rate of 27.3% and income tax benefit of $35.7 million for fiscal 2019. The decrease in effective tax rate in fiscal 2020 as compared to fiscal 2019 is driven by various factors, including the change in earnings as compared to fiscal 2019, a remeasurement of deferred tax assets related to $67.4 million of net operating losses available under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that were carried back to fiscal years before the U.S. Tax Cuts and Jobs Act was enacted, which resulted in a benefit of $8.8 million.  These decreases were partially offset by an increase in equity-based compensation resulting from the initial public offering as discussed in Note 13 of the consolidated financial statements, an increase in unrecognized tax benefits as discussed in Note 14 of the consolidated financial statements, limitations of deductibility for certain public company executive compensation in accordance with Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”), and changes to state taxes from changes in tax laws, tax rates, and apportionment of income.

Net Loss Attributable to Class A and B-1 Common Stockholders

Net loss attributable to Class A and B-1 common stockholders decreased $69.4 million to $26.5 million for fiscal 2020 compared with a net loss attributable to Class A and B-1 common stockholders of $95.9 million for fiscal 2019. The improvement period-over-period was primarily driven by higher gross margin of $200.2 million and lower interest expense of $33.9 million, offset by higher SG&A costs of $135.4 million and a lower income tax benefit of $32.3 million.

Prior Year Discussion of Results and Comparisons

For information on fiscal 2018 results and similar comparisons, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our final prospectus filed with the SEC on January 15,  2021 pursuant to Rule 424(b)(4).

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

The following information provides definitions and reconciliations of certain non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP. Such non-GAAP financial measures are not in accordance with GAAP and should not be considered superior to, as a substitute for or alternative to, and should be considered in conjunction with, the most comparable GAAP measures. The non-GAAP financial measures presented may differ from similarly-titled measures used by other companies.

Adjusted EBITDA

We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it enhances an investor’s understanding of our financial and operational performance by excluding certain material non-cash items, unusual or non-recurring items that we do not expect to continue in the future, and certain other adjustments we believe are or are not reflective of our ongoing operations and performance.  Adjusted EBITDA enables operating performance to be reviewed across reporting periods on a consistent basis.  We use Adjusted EBITDA as one of the principal measures to evaluate and monitor our operating financial performance and to compare our performance to others in our industry.  We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation targets, to make budgeting decisions, to make strategic decisions regarding the allocation of capital, and to report our quarterly results as defined in our debt agreements, although under such agreements the measure is calculated differently and is used for different purposes.

We define Adjusted EBITDA as net (loss) income attributable to members excluding:

•	interest expense, net and losses on debt extinguishment;
•	income tax (benefit) expense;
•	depreciation, amortization, asset impairments, and write-offs;
•	(income) loss from equity method investees;
•	goodwill and indefinite-lived intangible impairment;
•	equity-based compensation;
•	pre-opening and closing expenses;
•	non-cash occupancy-related costs;
•	severance expenses; and
•	other non-recurring costs.

We believe it is useful to exclude these items that are non-cash or non-routine in nature, as they are not components of our business operations and may not directly correlate to the underlying performance of our business. In addition, we add back 50% of EBITDA related to our 50% owned veterinary joint venture for years prior to fiscal 2019 (in fiscal 2019, we began consolidating this joint venture in our financial results) and our 50% owned Mexico joint venture for all periods. We believe it is useful to include our portion of the results of these joint ventures, as it reflects the performance of key components of our business, including veterinary services and international operations, and presents more comparable EBITDA-based financial information rather than (income) loss on a standalone basis. Our portion of the results of these joint ventures has limitations as an analytical tool, including that amounts shown on the individual line items do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses presented. In addition, other companies may calculate such proportionate results differently, which reduces their comparability. Further, we define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.

Adjusted EBITDA is not a substitute for net (loss) income, the most comparable GAAP measure, and is subject to a number of limitations as a financial measure, so it should be used in conjunction with GAAP financial measures and not in isolation. There can be no assurances that we will not modify the presentation of Adjusted EBITDA in the future. In addition, other companies in our industry may define Adjusted EBITDA differently, limiting its usefulness as a comparative measure.

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin, after taking into account net sales for the periods presented:

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
(dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)
Reconciliation of Net Loss Attributable to Class A and B-1 Common Stockholders to Adjusted EBITDA
Net loss attributable to Class A and B-1 common stockholders	$(26,483)	$(95,873)	$(413,788)
Interest expense, net	218,430	252,683	243,324
Income tax benefit	(3,337)	(35,658)	(45,840)
Depreciation and amortization	174,836	173,544	186,997
(Income) loss from equity method investees	(6,482)	(2,441)	1,124
Loss on debt extinguishment	17,549	—	460
Goodwill & indefinite-lived intangible impairment	—	19,000	373,172
Asset impairments and write offs	15,606	11,871	17,677
Equity-based compensation	12,915	9,489	8,452
Veterinary Joint Venture EBITDA (1)	—	—	(4,135)
Mexico Joint Venture EBITDA (2)	19,074	14,227	7,614
Store pre-opening expenses	9,228	10,325	6,551
Store closing expenses	7,782	4,068	16,484
Severance	5,283	10,164	6,699
Non-cash occupancy-related costs (3)	19,240	32,763	4,339
Non-recurring costs (4)	20,707	20,385	28,706
Adjusted EBITDA	$484,348	$424,547	$437,836
Net sales	$4,920,202	$4,434,514	$4,392,173
Net margin (5)	(0.5)%	(2.2)%	(9.4)%
Adjusted EBITDA Margin (5)	9.8%	9.6%	10.0%

(1)

Veterinary Joint Venture EBITDA represents 50% of the entity’s operating results for years prior to fiscal 2019, when the joint venture was accounted for as an equity method investment. Beginning in fiscal 2019, this joint venture is now included in our consolidated results with the 50% portion we do not own being adjusted as a noncontrolling interest. We believe it is useful to include our portion of the results of this joint venture prior to fiscal 2019, as it best reflects the actual performance of our overall business and improves comparability of our financial information. The Veterinary Joint Venture EBITDA is aligned with the portion of such entity’s net loss that is included in (income) loss from equity method investees in the financial statements because such entity does not have similar items to those excluded in our calculation of Adjusted EBITDA.

(2)

Mexico Joint Venture EBITDA represents 50% of the entity’s operating results for all years, as adjusted to reflect the results on a basis comparable to our Adjusted EBITDA. In the financial statements, this joint venture is accounted for as an equity method investment and reported net of depreciation and income taxes. Because such a presentation would not reflect the adjustments made in our calculation of Adjusted EBITDA, we include our 50% interest in our Mexico Joint Venture on an Adjusted EBITDA basis to ensure consistency. The table below presents a reconciliation of Mexico Joint Venture net income to Mexico Joint Venture EBITDA:

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
(dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$14,225	$8,662	$6,902
Depreciation	12,248	11,298	4,532
Income tax expense	6,229	4,107	3,673
Foreign currency gain (loss)	705	(406)	164
Interest expense (income), net	4,740	4,793	(43)
EBITDA	$38,147	$28,454	$15,228
50% of EBITDA	$19,074	$14,227	$7,614

(3)

Non-cash occupancy-related costs include the difference between cash and straight-line rent for all periods. Beginning in fiscal 2019, in connection with our adoption of the lease accounting standard, favorable lease rights of $125.2 million and unfavorable lease rights of $30.8 million were reclassified from intangible assets and other long-term liabilities, respectively, to right-of-use lease assets and the related amortization is now included in non-cash occupancy costs. In addition to the reclassification, the amortization period of these lease right assets has decreased to align with the terms of the underlying right-of-use lease assets, thus resulting in an acceleration of expense compared to prior years. The overall adoption of the lease accounting standard did not have an impact on our Adjusted EBITDA, as this increase in addback was completely offset in other impacted lines such as lower depreciation and amortization, asset impairments and write-offs, and store closing expenses.

(4)

Non-recurring costs include: unrealized fair market value adjustments on non-operating investments; class action settlements and related legal fees; one-time consulting and other costs associated with our strategic transformation initiatives; discontinuation and liquidation costs; and costs related to the initial public offering. While we have incurred significant costs associated with the COVID-19 pandemic during fiscal 2020, we have not classified any of these costs as non-recurring due to the uncertainty surrounding the pandemic’s length and long-term impact on the macroeconomic operating environment.

(5)	We define net margin as net loss attributable to Class A and B-1 common stockholders divided by net sales and Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

Adjusted Net Income and Adjusted EPS

Adjusted Net Income and Adjusted EPS are considered non-GAAP financial measures because they exclude certain amounts included in net loss attributable to Class A and B-1 common stockholders and diluted loss per Class A and B-1 common share, the most directly comparable financial measures calculated in accordance with GAAP. Management believes that Adjusted Net Income and Adjusted EPS are meaningful measures to share with investors because they best allow comparison of the performance with that of the comparable period. In addition, Adjusted Net Income and Adjusted EPS afford investors a view of what management considers the Company’s earnings performance to be and the ability to make a more informed assessment of such earnings performance with that of the prior year.

The table below reflects the calculation of Adjusted Net Income and Adjusted EPS for the periods presented:

	Fiscal years ended
	January 30, 2021		February 1, 2020		February 2, 2019
	(52 weeks)		(52 weeks)		(52 weeks)
(dollars in thousands, except per share amounts)	Amount	Per share	Amount	Per share	Amount	Per share
Reconciliation of Diluted Loss per Share to Adjusted EPS
Net loss attributable to Class A and B-1 common stockholders	$(26,483)	$(0.13)	$(95,873)	$(0.46)	$(413,788)	$(1.98)
Income tax benefit	(3,337)	(0.02)	(35,658)	(0.17)	(45,840)	(0.22)
Loss on debt extinguishment	17,549	0.08	—	-	460	-
Goodwill & indefinite-lived intangible impairment	—	-	19,000	0.09	373,172	1.79
Asset impairments and write offs	15,606	0.07	11,871	0.06	17,677	0.08
Equity-based compensation	12,915	0.06	9,489	0.04	8,452	0.04
Store pre-opening expenses	9,228	0.05	10,325	0.05	6,551	0.03
Store closing expenses	7,782	0.04	4,068	0.02	16,484	0.08
Severance	5,283	0.03	10,164	0.05	6,699	0.03
Non-cash occupancy-related costs	19,240	0.09	32,763	0.16	4,339	0.02
Non-recurring costs	20,707	0.10	20,385	0.10	28,706	0.14
Adjusted pre-tax income (loss) / adjusted pre-tax diluted earnings (loss) per share	$78,490	$0.37	$(13,466)	$(0.06)	$2,912	$0.01
Income tax expense (benefit) at 26% normalized tax rate	20,407	0.09	(3,501)	(0.01)	757	-
Adjusted Net Income (Loss) / Adjusted EPS	$58,083	$0.28	$(9,965)	$(0.05)	$2,155	$0.01

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that is calculated as net cash provided by operations less cash paid for fixed assets. Management believes that Free Cash Flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the company’s financial performance.

Although other companies report their free cash flow, numerous methods exist for calculating a company’s free cash flow. As a result, the method used by the Company’s management to calculate our Free Cash Flow may differ from the methods used by other companies to calculate their free cash flow.

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
(dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)
Net cash provided by operating activities	$268,615	$110,337	$203,202
Cash paid for fixed assets	(159,560)	(156,906)	(148,063)
Free Cash Flow	$109,055	$(46,569)	$55,139

Net Debt

Net Debt is a non-GAAP financial measure that is calculated as the sum of current and non-current debt, less cash and cash equivalents. Management considers this adjustment useful because it reduces the volatility of total debt caused by fluctuations between cash paid against the company’s revolving credit facility and cash held on hand in cash and cash equivalents.

Although other companies report their net debt, numerous methods exist for calculating a company’s net debt. As a result, the method used by the Company’s management to calculate our Net Debt may differ from the methods used by other companies to calculate their net debt.

The table below reflects the calculation of net debt for the periods presented:

(dollars in thousands)	January 30, 2021	February 1, 2020
Total debt:
Senior secured credit facilities, net, including current portion	$1,646,281	$2,387,552
Senior notes, net	-	866,145
Finance leases, including current portion	13,639	16,434
Total debt	$1,659,920	$3,270,131
Less: cash and cash equivalents	(111,402)	(148,785)
Net Debt	$1,548,518	$3,121,346
Adjusted EBITDA	$484,348	$424,547
Net Debt / Adjusted EBITDA ratio	3.2x	7.4x

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our revolving credit facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of January 30, 2021 was $499.0 million inclusive of cash and cash equivalents of $111.4 million and $387.6 million of availability on the revolving credit facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the revolving credit facility will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

We are a party to contractual obligations involving commitments to make payments to third parties.  These obligations impact our short-term and long-term liquidity and capital resource needs.  Certain contractual obligations are reflected on the consolidated balance sheet as of January 30, 2021, while others are considered future obligations.  Our contractual obligations primarily consist of operating leases and long-term debt and related interest payments.  We do also enter certain short-term lease commitments, letters of credit and purchase obligations in the normal course of business.  For more information regarding our primary obligations, refer to Note 6 and Note 8 to the historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K for amounts outstanding as of January 30, 2021 related to debt and operating leases, respectively.  Also refer to further discussion on our debt refinancing transaction in sources of liquidity below.

Cash Flows

The following table summarizes our consolidated cash flows:

	Fiscal years ended
(dollars in thousands)	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Total cash provided by (used in):
Operating activities	$268,615	$110,337	$203,202
Investing activities	(157,185)	(139,041)	(142,682)
Financing activities	(146,608)	(3,071)	(32,099)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,178)	$(31,775)	$28,421

Operating Activities

Our primary source of operating cash is sales of products and services to customers, which are substantially all on a cash basis and therefore provide us with a significant source of liquidity. Our primary uses of cash in operating activities include purchases of inventory; freight and warehousing costs; employee-related expenditures; occupancy-related costs for our pet care centers, distribution centers and corporate support centers; credit card fees; interest under our debt agreements; and marketing expenses. Net cash provided by operating activities is impacted by our net loss adjusted for certain non-cash items, including: depreciation, amortization, impairments and write-offs; amortization of debt discounts and issuance costs; deferred income taxes; equity-based compensation; impairments of goodwill and intangible assets; and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $268.6 million in fiscal 2020 compared with net cash provided by operating activities of $110.3 million in fiscal 2019. The increase was driven by stronger operating performance period-over-period resulting from our strategic investments, an increase in pet ownership and increased consumer spending in the pet category. In addition, a decrease in cash payments for interest and lower payroll taxes due to the CARES Act contributed to the increase.  This was partially offset by the timing of receipts and payments on inventory, increases in advertising spend and non-recurring expenses related to COVID-19 and the initial public offering.

Net cash provided by operating activities was $110.3 million in fiscal 2019 compared with $203.2 million in fiscal 2018. This decrease was primarily driven by the timing of cash collections on trade accounts receivable, increases in cash paid for advertising to support initiatives and digital growth, and an increase net cash used in operating activities to expand our vet footprint. Increases in cash paid for interest and income taxes also contributed to the overall decrease.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures, which in fiscal 2020, fiscal 2019 and fiscal 2018 primarily supported our transformation initiatives. Net cash used in investing activities was $157.2 million, $139.0 million, and $142.7 million for fiscal 2020, 2019, and 2018 respectively. Offsetting our cash used for capital expenditures in fiscal 2019 was proceeds from the sale-leaseback of our San Antonio corporate support center, for which we received net proceeds of $18.5 million. The sale-leaseback enabled us to enhance our liquidity and fund investments to support our strategic growth and transformation initiatives.

The majority of our capital expenditures are discretionary in nature and made to expand our business. In fiscal 2021, we expect to spend approximately $185 million to $235 million in capital expenditures.

Capital expenditures by category during the periods set forth below are as follows:

	Fiscal years ended
(dollars in thousands)	January 30, 2021	February 1, 2020	February 2, 2019
New and existing pet care center locations	$80,776	$100,394	$84,671
Digital and Information technology	68,232	51,358	55,465
Supply chain and other	10,552	5,154	7,927
Total capital expenditures	$159,560	$156,906	$148,063

Financing Activities

Financing activities in fiscal 2020, 2019 and 2018 primarily consisted of borrowings and paydowns on the revolving credit facility to support the working capital needs of the business.   Principal payments on the Amended Term Loan Facility were $25.3 million per year in fiscal 2019 and 2018. In fiscal 2020, financing activities included net proceeds from our initial public offering and the subsequent use of proceeds for debt repayments. In fiscal 2020, the Company paid $745.9 million in principal payments on the Amended Term Loan Facility.

Net cash used in financing activities was $146.6 million for fiscal 2020, compared with $3.1 million used in financing activities in fiscal 2019 and $32.1 million used in financing activities in fiscal 2018. At the start of the COVID-19 pandemic in March 2020, we took a precautionary draw on the Amended Revolving Credit Facility of $250.0 million. As operations stabilized and financial results improved, the balance was repaid in full in the second quarter of fiscal 2020 and no amounts were outstanding as of January 30, 2021.

Net cash used in financing activities was fiscal 2020 primarily consisted of repayments of debt in connection with the initial public offering that occurred on January 19, 2021. Upon the closing of the initial public offering, the Company repaid $727.0 million of the Amended Term Loan Facility, $300.0 million in principal on the Floating Rate Senior Notes and $4.0 million on the 3.00% Senior Notes. These payments were made from net proceeds of $936 million from the initial public offering.  The Company paid an additional $18.9 million of term loan principal payments in fiscal 2020.   For more information regarding these activities, refer to Note 8 and Note 9 to the historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net cash used in financing activities in fiscal 2019 primarily consisted of term loan principal payments of $25.3 million and net borrowings on the Amended Revolving Credit Facility of $29.0 million to support the working capital needs of the business. The outstanding balance on the Amended Revolving Credit Facility was $29.0 million as of February 1, 2020.

Net cash used in financing activities was $32.1 million in fiscal 2018 and primarily consisted of term loan principal payments of $25.3 million. No amounts were outstanding on the Amended Revolving Credit Facility as of February 2, 2019.

Sources of Liquidity

Senior Secured Credit Facilities

At January 30, 2021, the Company had $1,678.1 million outstanding on the Amended Term Loan Facility and no balance on the Amended Revolving Credit Facility, providing for senior secured financing of up to $500.0 million expiring on the earlier of 91 days prior to the maturity of the Amended Term Loan Facility (October 27, 2022 or five years from the most recent amendment), subject to a borrowing base. In connection with the closing of our initial public offering in on January 19, 2021, a $17.5 million loss on extinguishment of debt was recorded in fiscal 2020 related to partial extinguishment of the Amended Term Loan Facility and cancellation of the existing Floating Rate Senior Notes. For more information regarding this indebtedness, refer to Note 8 to the historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On March 4, 2021, subsequent to fiscal 2020, the Company completed a refinancing transaction and, in combination with the application of the proceeds from the Company’s initial public offering and other recapitalization transactions in connection therewith, reduced total debt by 49 percent over the prior year.  The Company entered into the First Lien Term Loan and the ABL Revolving Credit Facility, which matures on March 4, 2026 and has availability of up to $500.0 million, subject to a borrowing base. Net Debt reduction and Adjusted EBITDA improvement as a result of the transaction led to a decrease of 4.2x of the Company Net Debt to Adjusted EBITDA ratio of 3.2x. Interest under the First Lien Term Loan is at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal payments are $4.25 million quarterly and commence on June 30, 2021.  The terms under the ABL Revolving Credit Facility are substantially similar to those of the Amended Revolving Credit Facility.

Derivative Instruments

In March 2016, the Company entered into a series of five interest rate cap agreements with four counterparties totaling $1,950.0 million to limit the maximum interest rate on a portion of the variable-rate debt and limit exposure to interest rate variability when three-month LIBOR exceeds 2.25%.  The interest rate caps are accounted for as cash flow hedges, and changes in the fair value of the interest rate caps are reported as a component of accumulated other comprehensive income.  The interest rate caps were settled in accordance with their contractual terms on January 29, 2021.

For more information regarding derivative instruments, refer to Note 10 to the historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Segment

We operate under one reportable segment and support and serve pets and their parents through our integrated ecosystem of pet care centers, services, and e-commerce.

Seasonality

Our financial performance is not significantly impacted by seasonality, as the majority of our sales are generated by pet parents caring for their pets year-round.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or “GAAP,” requires us to make assumptions and estimates about future results, and apply judgments that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures. We base our estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On an ongoing basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

We state our significant accounting policies in the notes to our annual consolidated financial statements, which are included in this Annual Report on Form 10-K. We believe that the following accounting policies and estimates described below have the greatest potential impact on our financial statements, and therefore we consider these to be critical to aid in fully understanding and evaluating our reported financial results.

Inventory Reserves

We value our inventory at the lower of the cost or net realizable value through the establishment of inventory valuation and shrink reserves. Cost is determined by the average cost method and includes inbound freight charges. Our valuation reserves represent the excess of the carrying value or average cost, over the amount we expect to realize from the ultimate sale of the inventory. Valuation reserves establish a new cost basis, and subsequent changes in facts or circumstances do not result in an increase in the newly established cost basis. Our valuation reserves are subject to uncertainties, as the calculation requires us to make assumptions regarding inventory aging, forecasted consumer demand and trends and the promotional environment.

Our inventory shrink reserve represents estimated physical inventory losses that have occurred since the last physical inventory date. Periodic inventory observations are performed on a regular basis at pet care center locations, and cycle counts are performed for inventory at distribution centers to ensure inventory is properly stated in our consolidated financial statements. During the period between counts at pet care center locations, we accrue for estimated shrink losses based on historical shrinkage results, taking into consideration any current trends in the business.

We have not made any material changes in our methodology used to establish our inventory valuation and shrink reserves during the past three fiscal years, and we have not had material adjustments between our estimated shrinkage percentages and actual results. A 10% difference in our actual valuation reserve at January 30, 2021 would have an insignificant effect on pre-tax loss in fiscal 2020. Additionally, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to calculate our shrink reserve. However, if estimates of losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual shrink reserve at January 30, 2021 would have affected pre-tax loss by $3.8 million in fiscal 2020.

Vendor Allowances

We receive various forms of consideration from our merchandise vendors (vendor allowances).  We receive vendor allowances, primarily in the form of cooperative advertising reimbursements, rebate incentives, prompt purchase discounts, and vendor compliance charges pursuant to agreements with certain vendors. Substantially all vendor allowances are initially deferred as a reduction of the cost of inventory purchased and recorded as a reduction to cost of sales in the consolidated statements of operations as the inventory is sold. Vendor rebates and allowances that are identified as specific, incremental, and identifiable costs incurred by the Company in selling the vendors’ products are classified as a reduction of selling, general and administrative expenses in the consolidated statements of operations as the costs are incurred, as the related costs are also classified as selling, general and administrative expenses.

We establish a deferral for vendor income that is earned but not yet received and record the deferral as a reduction to merchandise inventory.  The majority of the year-end vendor income deferrals are collected within the following fiscal quarter, and we do not believe there is reasonable likelihood that the assumptions used in our estimate will change significantly.  Historically, adjustments to our vendor income deferral have not been material.  A 10% difference in our vendor income deferred at January 30, 2021 would have affected pre-tax loss by $2.3 million in fiscal 2020.

We have not made any material changes in the accounting methodology we use to assess valuation allowances during the past three fiscal years.

Long-lived Assets

Long-lived assets, other than goodwill and intangible assets, which are separately discussed below, are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset (or group of assets) exceeds its fair value, with fair value determined based on the income approach.

Factors we consider important and which could trigger an impairment review include: (i) significant underperformance of a pet care center relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of assets or strategy for our overall business; (iii) significant negative industry or economic trends; or (iv) planned pet care center closings.

We have not made any material changes in the accounting methodology we use to assess impairment losses during the past three fiscal years.

Goodwill and Trade Name Intangible Assets

Goodwill

We evaluate goodwill annually in our fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have identified one reporting unit and selected our fourth fiscal quarter to perform our annual goodwill impairment testing. Goodwill impairment guidance provides entities the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment requires significant judgments about economic conditions, including the entity’s operating environment, its industry and other market conditions, entity-specific events related to financial performance or loss of key personnel, and other events that could impact the reporting unit. If management concludes, based on assessment of relevant events, facts, and circumstances, that it is more likely than not that a reporting unit’s fair value is greater than its carrying value, no further impairment testing is required.

If management’s assessment of qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is performed. We also have the option to bypass the qualitative assessment described above and proceed directly to the quantitative assessment, where we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of our net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference.

In cases where a quantitative test is performed, the fair value of our reporting unit is estimated using the assistance of a third-party valuation firm and quantitative impairment tests are calculated using a discounted cash flow analysis and a public company analysis. Significant assumptions inherent in these valuation methodologies are employed and include, but are not limited to, prospective financial information, growth rates, discount rates, and comparable multiples from publicly traded companies in similar industries.

We have not made any material changes in the accounting methodology we use to assess goodwill impairment losses during the past three fiscal years.

Indefinite-lived trade name

We consider the Petco trade name to be an indefinite-lived intangible asset, as we currently anticipate that this trade name will contribute cash flows to us indefinitely. We perform our annual impairment test during the fourth quarter of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Management has the option to first perform a quantitative assessment of its trade name asset to determine whether it is necessary to perform a quantitative impairment test. We also have the option to bypass the qualitative assessment described above and proceed directly to quantitative assessment.

In cases where a quantitative test is performed, the fair value of our trade name is estimated using the assistance of a third-party valuation firm using the relief from royalty valuation method, a variation of the discounted cash flow approach. Significant assumptions inherent in the valuation methodology are employed and include, but are not limited to, prospective financial information, royalty rates and discount rates. An impairment charge is recorded for the amount by which the carrying amount of the trade name exceeds its fair value.

We have not made any material changes in the accounting methodology we use to assess indefinite-lived trade name impairment during the past three fiscal years.

Self-insurance Reserves

We maintain accruals for our self-insurance of workers’ compensation, employee-related healthcare benefits and general and auto liabilities. Insurance coverage is in place above per occurrence retention limits to limit our exposure to large claims. These insurance policies have stated maximum coverage limits, after which we bear the risk of loss. When estimating our self-insurance reserves, we consider a number of factors, including historical experience, trends related to claims and payments, and information provided by our insurance brokers and actuaries. Periodically, we review our assumptions and valuations provided by our actuaries to determine the adequacy of our self-insurance reserves.

We are required to make assumptions and to apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. There were no significant changes to the self-insurance reserves during the past three years other than routine current period activity. A 10% change in our self-insurance reserves at January 30, 2021 would have affected pre-tax loss by $8.4 million in fiscal 2020.

Recent Accounting Pronouncements

Refer to Note 1 in the historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks arising from transactions in the normal course of our business. These risks are primarily associated with interest rate fluctuations, as well as changes in our credit standing, based on the capital and credit markets, which are not predictable. We do not currently hold any instruments for trading purposes.

Interest Rate Risk

We are subject to interest rate risk in connection with the senior secured credit facilities. As of January 30, 2021, we had $1,678.1 million outstanding under the term loan facility and no amounts outstanding under the revolving credit facility. The Amended Term Loan Facility and the Amended Revolving Credit Facility each bore interest at variable rates. An increase of 100 basis points in the variable rates on these facilities as of January 30, 2021 would have increased annual cash interest in the aggregate by approximately $17.0 million. As of January 30, 2021, the underlying interest rate on these facilities was at the floor in the agreements. On March 4, 2021, we entered into the First Lien Term Loan and repaid all outstanding principal and interest on the Amended Term Loan Facility. We also entered into the ABL Revolving Credit Facility and terminated the Amended Revolving Credit Facility. Refer to Note 8 to the consolidated financial statements for further discussion on these refinancing transactions.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all.  Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of January 30, 2021, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Foreign Currency Risk

Substantially all of our business is currently conducted in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies would have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data.

PETCO HEALTH AND WELLNESS COMPANY, INC.

PETCO HEALTH AND WELLNESS COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Petco Health and Wellness Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petco Health and Wellness Company, Inc. (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ / members' equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Vendor Allowances
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, the Company receives vendor allowances from certain merchandise vendors through a variety of programs intended to offset the cost of inventory and for promoting and selling merchandise inventory. Purchases-based vendor allowances are recorded as a reduction of merchandise inventory and are recognized as a reduction to cost of sales when the associated inventory is sold. Other promotional allowances not specifically related to volume of purchases or sales, such as cooperative advertising, are recognized as a reduction to cost of sales over the performance period as the product promotion or placement is completed. Funds that are determined to be a reimbursement of specific, incremental, and identifiable costs incurred to sell a vendor’s products are recorded as an offset to the related expense when incurred.

Auditing vendor allowances was complex due to the number of individual agreements and the varying terms in the respective agreements. Significant audit effort was required to evaluate the terms of the vendor agreements and the related treatment of the vendor allowances in the consolidated financial statements.

How We Addressed the Matter in Our Audit

In order to test the recorded amount of vendor allowances, for a sample of vendor contracts, we tested whether the recorded amounts were consistent with the nature of the vendor allowances and evaluated whether the allowances had been earned as of January 30, 2021, were appropriately recorded in the statement of operations and were appropriately classified as a reduction of cost of sales or selling, general and administrative expenses based on the contractual terms. For a sample of vendor arrangements, we confirmed the terms of the agreement directly with the vendor, and for confirmations not received, we performed alternative procedures such as agreeing to underlying contractual arrangements, testing the settlement of the arrangement, and holding discussions with applicable Company buyers to understand the terms of the agreement. We also evaluated and recalculated the amount of deferred vendor allowances recorded as a reduction to merchandise inventory by developing an expectation for the amount based on the historical amounts recorded as a percentage of vendor allowances earned and comparing our expectation to the amount recorded by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Diego, California

April 5, 2021

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$111,402	$148,785
Receivables, less allowance for credit losses ($3,267 and $1,982, respectively)	41,827	31,516
Merchandise inventories, net	538,675	478,968
Prepaid expenses	40,032	24,854
Other current assets	45,613	26,882
Total current assets	777,549	711,005
Fixed assets, net	627,547	656,256
Operating lease right-of-use assets	1,328,108	1,459,604
Goodwill	2,179,310	2,179,310
Trade name	1,025,000	1,025,000
Other intangible assets, net	714	1,553
Other long-term assets	137,474	122,390
Total assets	$6,075,702	$6,155,118
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$339,485	$293,203
Accrued salaries and employee benefits	129,484	93,685
Accrued expenses and other liabilities	145,846	148,181
Current portion of operating lease liabilities	258,289	278,229
Current portion of long-term debt and other lease liabilities	2,203	28,643
Total current liabilities	875,307	841,941
Senior secured credit facilities, net, excluding current portion	1,646,281	2,362,302
Senior notes, net	—	866,145
Operating lease liabilities, excluding current portion	1,083,575	1,156,742
Deferred taxes, net	280,920	265,276
Other long-term liabilities	134,354	101,651
Total liabilities	4,020,437	5,594,057
Commitments and contingencies (Notes 8, 9 and 16)
Stockholders' equity / members' equity:
Members’ interest (1)	—	1,358,130
Class A common stock, par value $0.001 per share (1,000,000,000 shares authorized and 226,424,140 shares issued and outstanding as of January 30, 2021)	226	—
Class B-1 common stock, par value $0.001 per share (75,000,000 shares authorized and 37,790,781 shares issued and outstanding as of January 30, 2021)	38	—
Class B-2 common stock, par value $0.000001 per share (75,000,000 shares authorized and 37,790,781 shares issued and outstanding as of January 30, 2021)	—	—
Preferred stock, par value $0.001 per share (25,000,000 shares authorized and no shares issued or outstanding as of January 30, 2021)	—	—
Additional paid-in-capital	2,092,110	—
Accumulated deficit (1)	(22,251)	(780,466)
Accumulated other comprehensive loss	(1,275)	(8,273)
Total stockholders’ equity / members' equity	2,068,848	569,391
Noncontrolling interest	(13,583)	(8,330)
Total equity	2,055,265	561,061
Total liabilities and equity	$6,075,702	$6,155,118

(1)	Balances prior to the Company's conversion to a Delaware corporation have been reclassified to additional paid-in capital to give effect to the organizational transactions described in Note 1.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$4,920,202	$4,434,514	$4,392,173
Cost of sales	2,813,464	2,527,995	2,487,334
Gross profit	2,106,738	1,906,519	1,904,839
Selling, general and administrative expenses	1,912,314	1,776,919	1,746,387
Goodwill and indefinite-lived intangible impairment	—	19,000	373,172
Operating income (loss)	194,424	110,600	(214,720)
Interest income	(653)	(335)	(420)
Interest expense	219,083	253,018	243,744
Loss on extinguishment of debt	17,549	—	460
Loss before income taxes and (income) loss from equity method investees	(41,555)	(142,083)	(458,504)
Income tax benefit	(3,337)	(35,658)	(45,840)
(Income) loss from equity method investees	(6,482)	(2,441)	1,124
Net loss	(31,736)	(103,984)	(413,788)
Net loss attributable to noncontrolling interest	(5,253)	(8,111)	—
Net loss attributable to Class A and B-1 common stockholders	$(26,483)	$(95,873)	$(413,788)

Net loss per Class A and B-1 common share (1):
Basic	$(0.13)	$(0.46)	$(1.98)
Diluted	$(0.13)	$(0.46)	$(1.98)

Weighted average shares used in computing net loss per Class A and B-1 common share (1):
Basic	210,683	208,933	208,815
Diluted	210,683	208,933	208,815

(1)

Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. See Note 13 for further discussion.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Net loss	$(31,736)	$(103,984)	$(413,788)
Net loss attributable to noncontrolling interest	(5,253)	(8,111)	—
Net loss attributable to Class A and B-1 common stockholders	(26,483)	(95,873)	(413,788)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(905)	952	(79)
Unrealized loss on derivatives	(86)	(9,088)	(3,434)
Losses on derivatives reclassified to income	7,989	2,058	1,215
Total other comprehensive income (loss), net of tax	6,998	(6,078)	(2,298)

Comprehensive loss	(24,738)	(110,062)	(416,086)
Comprehensive loss attributable to noncontrolling interest	(5,253)	(8,111)	—
Comprehensive loss attributable to Class A and B-1 common stockholders	$(19,485)	$(101,951)	$(416,086)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ / MEMBERS’ EQUITY

(In thousands)

		Common stock
	Members’ interest	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total members’ equity	Noncontrolling interest	Total equity
Balance at February 3, 2018	$1,339,272	—	—	—	$—	$—	$(295,337)	$1,710	$1,045,645	$—	$1,045,645
Equity-based compensation expense (Note 13)	8,452	—	—	—	—	—	—	—	8,452	—	8,452
Repurchase of equity	(102)	—	—	—	—	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	—	—	(413,788)	—	(413,788)	—	(413,788)
Foreign currency translation adjustment, net of tax of $(28)	—	—	—	—	—	—	—	(79)	(79)	—	(79)
Unrealized loss on derivatives, net of tax of $(1,211)	—	—	—	—	—	—	—	(3,434)	(3,434)	—	(3,434)
Losses on derivatives reclassified to income, net of tax of $427	—	—	—	—	—	—	—	1,215	1,215	—	1,215
Cumulative effect adjustments	—	—	—	—	—	—	1,607	(1,607)	—	—	—
Balance at February 2, 2019	1,347,622	—	—	—	—	—	(707,518)	(2,195)	637,909	—	637,909
Consolidation of joint venture	—	—	—	—	—	—	—	—	—	(462)	(462)
Equity-based compensation expense (Note 13)	9,489	—	—	—	—	—	—	—	9,489	—	9,489
Partial settlement of member note	1,019	—	—	—	—	—	—	—	1,019	—	1,019
Net loss	—	—	—	—	—	—	(95,873)	—	(95,873)	(8,111)	(103,984)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	243	243
Foreign currency translation adjustment, net of tax of $335	—	—	—	—	—	—	—	952	952	—	952
Unrealized loss on derivatives, net of tax of $(3,184)	—	—	—	—	—	—	—	(9,088)	(9,088)	—	(9,088)
Losses on derivatives reclassified to income, net of tax of $721	—	—	—	—	—	—	—	2,058	2,058	—	2,058
Cumulative effect adjustments	—	—	—	—	—	—	22,925	—	22,925	—	22,925
Balance at February 1, 2020	1,358,130	—	—	—	—	—	(780,466)	(8,273)	569,391	(8,330)	561,061
Equity-based compensation expense (Note 13)	9,757	—	—	—	—	3,158	—	—	12,915	—	12,915
Repurchase of equity	(104)	—	—	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	(26,483)	—	(26,483)	(5,253)	(31,736)
Foreign currency translation adjustment, net of tax of $(318)	—	—	—	—	—	—	—	(905)	(905)	—	(905)
Unrealized loss on derivatives, net of tax of $(30)	—	—	—	—	—	—	—	(86)	(86)	—	(86)
Losses on derivatives reclassified to income, net of tax of $2,804	—	—	—	—	—	—	—	7,989	7,989	—	7,989
Contributions of Senior Notes (Note 9)	—	—	—	—	—	573,934	—	—	573,934	—	573,934
Conversion to Delaware corporation (Note 1)	(1,367,783)	171,224	37,791	37,791	209	582,876	784,698	—	—	—	—
Issuance of common stock in initial public offering, net of offering costs (Note 1)	—	55,200	—	—	55	932,142	—	—	932,197	—	932,197
Balance at January 30, 2021	$—	226,424	37,791	37,791	$264	$2,092,110	$(22,251)	$(1,275)	$2,068,848	$(13,583)	$2,055,265

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net loss	$(31,736)	$(103,984)	$(413,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	174,836	173,544	186,997
Amortization of debt discounts and issuance costs	24,237	23,455	22,588
Provision for deferred taxes	25,548	(45,087)	(51,748)
Equity-based compensation	12,915	9,489	8,452
Impairments, write-offs and losses on sale of fixed and other assets	15,606	11,871	17,677
Loss on extinguishment of debt	17,549	—	460
(Income) loss from equity method investees	(6,482)	(2,441)	1,124
Amounts reclassified out of accumulated other comprehensive income (Note 10)	10,793	2,806	1,642
Change in contingent consideration obligation	(398)	883	(4)
Goodwill and indefinite-lived intangible impairment	—	19,000	373,172
Non-cash operating lease costs	430,359	441,981	—
Changes in assets and liabilities:
Receivables	(10,311)	(3,845)	23,630
Merchandise inventories	(60,635)	(8,193)	644
Prepaid expenses and other assets	(13,842)	(5,223)	9,663
Accounts payable and book overdrafts	46,303	15,928	23,771
Accrued salaries and employee benefits	34,295	(1,395)	18,006
Accrued expenses and other liabilities	(28,289)	(3,043)	(21,861)
Operating lease liabilities	(399,557)	(408,562)	—
Other long-term liabilities	27,424	(6,847)	2,777
Net cash provided by operating activities	268,615	110,337	203,202
Cash flows from investing activities:
Cash paid for fixed assets	(159,560)	(156,906)	(148,063)
Cash paid for intangible assets	—	(450)	(300)
Insurance recoveries	—	489	—
Cash paid for other acquisitions, net of cash acquired (Note 4)	—	(2,813)	—
Cash from consolidation of joint venture (Note 1)	—	1,205	—
Cash paid for investments	(1,000)	(585)	(9,912)
Proceeds from sale of investment	73	—	9,145
Proceeds from sale of assets	3,302	—	—
Proceeds from sale-leasebacks, net (Note 3)	—	18,549	2,298
Proceeds from partial surrender of officers’ life insurance	—	1,470	4,150
Net cash used in investing activities	(157,185)	(139,041)	(142,682)
Cash flows from financing activities:
Borrowings under long-term debt agreements	476,000	1,297,000	313,000
Repayments of long-term debt	(1,554,890)	(1,293,250)	(338,250)
Debt prepayment, issuance and refinancing costs	—	(58)	(3,098)
Payments for finance and capital lease liabilities	(3,404)	(3,447)	(2,890)
Partial settlement of member note	—	(809)	—
Cash received from noncontrolling interest	—	243	—
Proceeds from initial public offering, net of issuance costs	936,041	—	—
Repurchase of equity	(105)	—	(111)
Payment of contingent consideration	(250)	(2,750)	(750)
Net cash used in financing activities	(146,608)	(3,071)	(32,099)
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,178)	(31,775)	28,421
Cash, cash equivalents and restricted cash at beginning of year	154,718	186,493	158,072
Cash, cash equivalents and restricted cash at end of year	$119,540	$154,718	$186,493
Supplemental cash flow disclosures:
Interest paid, net	$178,960	$217,664	$213,254
Capitalized interest	$499	$953	$83
Income taxes paid	$2,388	$15,036	$11,379
Supplemental non-cash investing and financing activities disclosures:
Accounts payable and accrued expenses for capital expenditures	$19,723	$21,962	$17,132
Accrued expenses for issuance costs in initial public offering	$3,844	$—	$—
Contributions of Senior Notes (Note 9)	$573,934	$—	$—

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Petco Health and Wellness Company, Inc. (together with its consolidated subsidiaries, the “Company”) is a national specialty retailer of premium pet consumables, supplies and companion animals and services with 1,454 pet care centers in 50 states, the District of Columbia and Puerto Rico as of January 30, 2021. The Company also offers an expanded range of consumables, supplies and services through its www.petco.com, www.petcoach.co, www.petinsurancequotes.com, and www.pupbox.com websites.

The Company was formed as a Delaware limited liability company under the name PET Acquisition LLC on November 19, 2015 as an acquisition entity controlled by Scooby LP, which was indirectly owned by funds affiliated with CVC Capital Partners, CPP Investments, a Canadian company (together with CVC Capital Partners, the “Sponsors”), and certain co-investors. On January 26, 2016, the Company completed a merger (the “Acquisition”) whereby Petco Holdings, Inc. converted from a Delaware corporation to a Delaware limited liability company and became a wholly owned subsidiary of the Company. Under this ownership structure, the Company had four classes of membership units: (i) Common Series A Units, (ii) Common Series B Units, (iii) Common Series C Units, and (iv) Voting Common Units.

Corporate Conversion and Initial Public Offering

In January 2021, all of the Company’s Common Series A Units, Common Series B Units, and Common Series C Units were contributed from Scooby LP to a newly formed and wholly owned subsidiary, Scooby Aggregator, LP. The Company then converted to a Delaware corporation pursuant to a statutory conversion and changed its name to Petco Health and Wellness Company, Inc.

In connection with the conversion and immediately prior to the Company’s initial public offering, all outstanding membership units were converted into 171.2 million shares of newly-issued Class A common stock, 37.8 million shares of newly-issued Class B-1 common stock, and 37.8 million shares of newly-issued Class B-2 common stock. The existing balances of members’ interest and accumulated deficit prior to the conversion were reclassified to additional paid-in capital in the consolidated balance sheets. This reclassification had no effect on the Company’s results of operations.

The rights of the holders of Class A common stock and Class B-1 common stock are identical in all respects, except that Class B-1 common stock does not vote on the election or removal of the Company’s directors. The rights of the holders of Class B-2 common stock differ from the rights of the holders of Class A common stock and Class B-1 common stock in that holders of Class B-2 common stock only possess the right to vote on the election or removal of the Company’s directors.

On January 19, 2021, the Company completed its initial public offering of 55.2 million newly-issued shares of its Class A common stock. The price was $18.00 per share. The Company received net cash proceeds of approximately $936.0 million from the initial public offering after deducting underwriting discounts, commissions, and offering expenses through January 30, 2021, with $3.8 million of accrued offering expenses reflected in accrued expenses and other liabilities in the consolidated balance sheets. The net proceeds from the initial public offering were used to pay a portion of the principal amount and accrued interest on the Company’s debt obligations. Refer to Note 8 and Note 9 for further discussion on the Company’s use of proceeds from the initial public offering.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Petco Health and Wellness Company, Inc., its wholly owned subsidiaries, and a variable interest entity for which it is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2020 refer to the fiscal year beginning on February 2, 2020 and ending on January 30, 2021. Fiscal 2020, 2019 and 2018 included 52 weeks.

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. A select group of senior executives collectively serves as the Company’s CODM. The Company manages its business as one reportable operating segment which is designed to sell pet food, supplies and companion animals, and services to pet parents across pet care center and online channels.

Cash and Cash Equivalents

Cash equivalents represent all liquid investments with original maturities of three months or less and include money market mutual funds. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Included in the Company’s cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $34.6 million and $31.1 million at January 30, 2021 and February 1, 2020, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows. Restricted cash is held in a trust used for certain employee benefit costs.

	January 30, 2021	February 1, 2020	February 2, 2019
Cash and cash equivalents	$111,402	$148,785	$180,649
Restricted cash included in other current assets	8,138	5,933	5,844
Total cash, cash equivalents and restricted cash in the statement of cash flows	$119,540	$154,718	$186,493

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $52.5 million and $52.4 million at January 30, 2021 and February 1, 2020, respectively, and are reflected in accounts payable and book overdrafts in the consolidated balance sheets.

Vendor Rebates and Allowances

Most of the Company’s receivables are due from vendors. Receivables are stated net of an allowance for estimated credit losses, which is determined by continually evaluating individual receivables, the vendor’s financial condition and current and expected economic conditions. The additions and deductions to the allowance for estimated credit losses were not material for all periods presented.

The Company receives vendor allowances, primarily in the form of cooperative advertising reimbursements, rebate incentives, prompt purchase discounts, and vendor compliance charges pursuant to agreements with certain vendors. Substantially all vendor allowances are initially deferred as a reduction of the cost of inventory purchased and recorded as a reduction to cost of sales in the consolidated statements of operations as the inventory is sold. Vendor rebates and allowances that are identified as specific, incremental and identifiable costs incurred by the Company in selling the vendors’ products are classified as a reduction of selling, general and administrative expenses in the consolidated statements of operations as the costs are incurred, as the related costs are also classified as selling, general and administrative expenses.

Merchandise Inventories

Merchandise inventories represent finished goods and are stated at the lower of cost or net realizable value. Cost is determined by the average-cost method and includes inbound freight charges. Physical inventories are performed on a regular basis at pet care center locations and cycle counts are performed for inventory at distribution centers. During the period between counts at pet care center locations, the Company accrues for estimated losses related to inventory shrinkage based on historical inventory shrinkage results and current trends in the business. Inventory shrinkage may occur due to theft, loss, or the deterioration of goods, among other reasons. The Company assesses its inventory for estimated obsolescence or unmarketable inventory and writes down the difference between the cost of inventory and the estimated market value based upon historical mark-downs, supply on-hand and assumptions about future sales.

Fixed Assets

Fixed assets are stated at cost or fair value as of the date of the Acquisition less accumulated depreciation and amortization. Pet care center facilities and equipment under finance leases are recorded at the present value of minimum lease payments at the inception of the lease. Maintenance and minor repairs are expensed as incurred.

Buildings, equipment, furniture and fixtures are depreciated using the straight-line method over the estimated useful life of the asset. Leasehold and building improvements are amortized using the straight-line method over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Land is not depreciated. Amortization of fixed assets financed through finance leases is included in depreciation and amortization expense.

The Company’s fixed assets are generally depreciated or amortized using the following estimated useful lives:

Buildings	30 years
Equipment	3 to 7 years
Furniture and fixtures	4 to 7 years
Leasehold and building improvements	5 to 10 years

Costs incurred to develop internal-use software during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing, are capitalized and reported at cost, less accumulated amortization. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Software and capitalized development costs are included in the Company’s equipment fixed asset category and are amortized using the straight-line method over the estimated useful life of the asset.

The Company assesses its fixed assets, including internal-use software, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The review of recoverability is based on estimates of the undiscounted future cash flows expected to be generated by an asset (or group of assets) at a pet care center level. If impairment exists due to the inability to recover the asset’s carrying value, impairment losses are measured as the amount by which the asset’s carrying value exceeds its fair value using the income approach and are recorded as a reduction of the related asset and charged to the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is not amortized. The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. The Company has the option to first perform a qualitative assessment of its goodwill to determine whether it is necessary to perform a quantitative impairment test. If the Company concludes it is more likely than not that its goodwill is impaired, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting unit to the fair value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized not exceeding the total amount of goodwill allocated to that reporting unit.

The Company has one reporting unit. In cases where the quantitative test is performed, the fair value of the Company’s reporting unit is estimated by a third party valuation firm. Fair value estimates used in the quantitative impairment test include calculations using a discounted cash flow analysis and a public company analysis. The discounted cash flow analysis measures the value of an asset by the present value of its future estimated cash flows. The public company analysis analyzes transactional and financial data of publicly traded companies to develop valuation multiples. These multiples are then applied to the Company to develop an indication of fair value. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, prospective financial information, growth rates, discount rates and comparable multiples from publicly traded companies in similar industries.

Other Intangible Assets

Other intangible assets represent the Company’s trade name, educational website content and customer lists. The Company’s trade name has an indefinite life. All other intangibles have finite lives and are amortized using the straight-line method over their estimated useful lives.

The Company reviews its amortizable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using future projected discounted operating cash flows.

The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. The Company also has the option to first perform a qualitative assessment of its indefinite-lived intangible assets to determine whether it is necessary to perform a quantitative impairment test. In cases where the quantitative test is performed, the fair value of the Company’s indefinite-lived trade name is estimated by a third party valuation firm using the relief from royalty valuation method. Significant assumptions inherent in the valuation methodologies for the indefinite-lived trade name are employed and include, but are not limited to, prospective financial information, royalty rates and discount rates. An impairment charge is recorded for the amount by which the carrying amount of the indefinite-lived trade name exceeds its fair value.

Joint Ventures, Equity Method Investments, and Variable Interest Entities

Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. Equity method investment activity is primarily related to a 50% joint venture with Grupo Gigante, S.A.B. de C.V. (the “Mexico joint venture”) to establish Petco locations in Mexico. The Company’s share of the investees results is presented as either income or loss from equity method investees in the accompanying consolidated statements of operations.

The equity method of accounting is applicable for the Mexico joint venture as the Company does not own more than 50% of voting power, but has significant influence over the operation and financial policies of the investee. The joint venture is not material to the Company’s consolidated financial statements.

The Mexico joint venture purchases certain inventory items and pet care center assets from the Company. The Company also receives royalties from the Mexico joint venture for the use of its trademarks. Revenues generated from these transactions were not material in fiscal 2020, 2019, and 2018. The cumulative unrealized foreign currency adjustment on the translation of the Company’s investment in the joint venture and the foreign currency translation impact of the royalty receivable are recorded in accumulated other comprehensive income (“AOCI”), net of tax.

The Company consolidates variable interest entities (“VIEs”) where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company holds a 50% investment in a joint venture with a domestic partner to build and operate veterinary clinics in Petco locations, which was previously accounted for under the equity method. In March 2019, the Company entered into an amended agreement governing the joint venture’s operations and determined that the Company had the power to direct the activities most important to the VIE. As a result, the joint venture is a VIE for which the Company is now the primary beneficiary. Accordingly, the assets, liabilities, and noncontrolling interest of the VIE, which were not material, were measured at fair value as of the date the Company became the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 805 – Business Combinations. The results of operations and statements of financial position of the VIE, which are not material, are included in the Company’s consolidated financial statements beginning in March 2019. Under the amended agreement, the domestic partner provides certain management and support services to the joint venture. These services include administrative, financial reporting, compliance, and technology support services in connection with the operation and growth of the joint venture. As compensation for these services, the joint venture pays the domestic partner a quarterly joint venture management fee equal to a portion of clinic revenues, subject to a minimum fixed fee. The Company incurred and recorded $2.0 and $1.4 million of joint venture management fees under this agreement in fiscal 2020 and 2019, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would conduct a transaction, in addition to the assumptions that market participants would use when pricing the related assets or liabilities, including non-performance risk.

A three-level hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 —	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 —	Unobservable inputs for the asset or liability.

Refer to Notes 8, 9, 10 and 11 for fair value disclosures for the senior secured term credit facilities, senior notes, derivatives, and other types of assets and liabilities measured at fair value, respectively.

Self-Insurance Reserves

The Company is self-insured for workers’ compensation, general, auto liability and employee-related health care benefits, a portion of which is paid by the Company’s employees. Additionally, the Company has insurance coverage to limit its exposure above a per occurrence retention limit. These insurance policies have stated maximum coverage limits after which the Company bears the risk of loss. The Company determines the related liabilities using a number of factors including historical experience and trends related to claims and payments, information provided by the Company’s insurance brokers and actuaries, an estimate of incurred but not reported claims and industry experience and trends. Estimates of future claim costs for workers’ compensation, general, auto liability and employee-related health care benefits are recorded on an undiscounted basis. All estimates of ultimate loss and loss adjustment expense and resulting reserves are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the reporting of an occurrence of an incident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. The Company reports self-insurance liabilities gross of insurance recoveries. As of January 30, 2021, insurance recoveries of $5.8 million and $17.2 million were recorded in other current assets and other long-term assets, respectively. As of February 1, 2020, insurance recoveries of $6.0 million and $18.4 million were recorded in other current assets and other long-term assets, respectively.

Self-insurance reserves are reflected in the consolidated balance sheets as follows (in thousands):

	January 30, 2021	February 1, 2020
Current:
Workers’ compensation and employee-related health care benefits	$21,834	$21,443
General and auto liability reserves	4,737	5,135
	$26,571	$26,578
Non-current:
Workers’ compensation reserve	$45,794	$46,834
General and auto liability reserves	12,131	13,188
	$57,925	$60,022

The current portion and non-current portion of self-insurance reserves for workers’ compensation and employee-related health care benefits are included in accrued salaries and employee benefits and other long-term liabilities, respectively, in the consolidated balance sheets. The current portion and non-current portion of self-insurance reserves for general and auto liability costs are included in accrued expenses and other liabilities and other long-term liabilities, respectively, in the consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services.

See Note 2 for further discussion on revenue recognition.

Cost of Sales

Cost of sales includes the following types of expenses:

•	Direct costs (net of vendor rebates, allowances and discounts for products sold) including inbound freight charges;
•	Shipping and handling costs associated with sales to customers;
•	Freight costs associated with moving merchandise inventories;
•	Inventory shrinkage costs and write-downs;
•	Payroll costs of pet groomers, trainers, veterinarians and other direct costs of services; and
•	Costs associated with operating the Company’s distribution centers including payroll, occupancy costs and depreciation

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following types of expenses:

•	Payroll and benefit costs of pet care center and corporate employees;
•	Occupancy and operating costs of pet care center and corporate facilities;
•	Depreciation and amortization related to pet care center and corporate assets;
•	Credit card fees;
•	Store pre-opening and remodeling costs;
•	Advertising costs; and
•	Other administrative costs

Advertising Expenses

The Company records advertising expense as incurred and classifies advertising costs within selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising expenses, net of cooperative advertising reimbursements, were $168.4 million, $97.7 million, and $79.6 million for fiscal 2020, 2019, and 2018, respectively. Vendor cooperative advertising reimbursements reduced total advertising expense by $25.7 million, $18.4 million, and $13.3 million for fiscal 2020, 2019, and 2018, respectively.

Leases

The majority of the Company’s lease liabilities are real estate operating leases from which pet care center, corporate support, and distribution operations are conducted. The Company also leases equipment and certain pet care center locations under finance leases. Lease terms generally do not include options to terminate the lease and only include options to extend the lease, if it is reasonably certain that the option will be exercised. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the consolidated balance sheet as an operating or finance lease at the commencement of the lease agreement. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term.

Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. The Company uses a collateralized incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Operating leases typically require payment of certain non-lease costs, such as real estate taxes, common area maintenance and insurance. These components comprise the majority of the Company’s variable lease costs and are excluded from the present value of lease liabilities unless an event occurs that results in the payments becoming fixed for the remaining term. The remaining lease and non-lease components are accounted for together as a single lease component for all underlying classes of assets. Operating lease assets are adjusted for lease incentives, initial direct costs, impairments, and exit or disposal costs.

Operating lease costs are recognized on a straight-line basis from the commencement date to the end of the lease term. Operating lease costs relating to distribution centers are included in cost of sales, and operating lease costs relating to pet care center and corporate support locations are included in selling, general and administrative expenses in the consolidated statements of operations. Amortization on finance lease right-of-use assets relating to distribution centers are included in cost of sales, and amortization on finance lease right-of-use assets relating to pet care center and corporate support locations are included in selling, general and administrative expenses in the consolidated statements of operations. Interest on finance lease right-of-use assets is included in interest expense in the consolidated statements of operations. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s sublease portfolio consists mainly of operating leases with a domestic partner to operate dog boarding and daycare facilities, which are not material.

The Company records contractual obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred. These obligations arise from certain leases and primarily relate to the cost of removing leasehold improvements and certain fixtures from such lease sites and restoring the sites to their original condition. Upon initial recognition of the liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the estimated useful life of the asset. Activity related to these obligations in fiscal 2020, 2019, and 2018 was not material. The Company’s asset retirement obligation was $5.8 million and $5.5 million at January 30, 2021 and February 1, 2020, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Valuation allowances, if any, are recorded against net deferred tax assets when it is considered more likely than not that some portion or all of a deferred tax asset may not be recoverable. Deferred tax assets and liabilities are recorded as either net non-current assets or net non-current liabilities on the consolidated balance sheets. Refer to Note 14 for further disclosures of the Company’s income taxes.

Management regularly evaluates the likelihood of recognizing the benefit for income tax positions it has taken in various federal and state filings by considering relevant facts, circumstances and information available. The authoritative guidance clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold for recognizing benefit of a tax position is that such position is more likely than not to be sustained upon examination by the taxing authority, including resolution of any related appeals or litigation processes, and is based on the technical merits of the position.

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the vesting period of the award, which is also the requisite service period, based upon the corresponding vesting method and probability of vesting (Note 13). The Company recognizes the effect of pre-vesting forfeitures as they occur. The Company’s equity-based compensation charges relate to (1) partnership unit awards of Scooby LP and (2) restricted stock units and stock options of the Company.

Equity Valuation

The per unit fair value of equity underlying the partnership unit awards prior to the Company’s initial public offering was determined by the Company’s board of directors based on enterprise valuations performed by management with the assistance of a third-party valuation firm, taking into consideration any recent market transactions involving the Company’s equity. The valuation of the equity of any private company involves various estimates and assumptions that may differ from actual values.

In fiscal 2018, the Company’s equity value was determined using a combination of three valuation approaches:

Income Approach – estimates the fair value based on the present value of the Company’s future estimated cash flows and the residual value of the Company beyond the forecast period. These future cash flows, including the cash flows beyond the forecast period for the residual value, are discounted to their present values using an appropriate discount rate, to reflect the risks inherent in the Company achieving these estimated cash flows.

Market Approach (specifically, the guideline public company method) – estimates fair value based upon the observed valuation multiples of comparable public companies, the equity of which is freely-traded by investors in the public securities markets.

Market Transaction Approach – utilizes enterprise value relative to EBITDA ratios of recent acquisitions that involve companies comparable to the Company.

Beginning in fiscal 2019, the market transaction approach was not used due to the limited number of recent transactions of comparable companies. Additionally, beginning in the third quarter of fiscal 2020 and prior to its initial public offering, the Company determined its equity value using the probability weighted expected return method (“PWERM”), or the hybrid method. Under the hybrid method, multiple valuation approaches are used and then combined into a single probability weighted valuation using a PWERM, which considers the probability of an initial public offering scenario.

The results of the valuation approaches were weighted based on a variety of factors including: current macroeconomic environment, current industry conditions and length of time since arms-length market transaction events. Additionally, a discount for lack of marketability was applied to account for the lack of access to an active public market. The resulting value was then allocated to outstanding equity using an option-pricing model.

Pre-Opening Costs

Costs incurred in connection with opening new pet care centers are expensed as incurred and are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. Such costs include advertising, payroll, initial pet care center supplies and utilities.

Management Services Agreement

On January 26, 2016, in connection with the Acquisition, the Company entered into a management services agreement with certain affiliates and/or investment advisors of the Sponsors (the “Sponsor MSA Parties”), pursuant to which the Sponsor MSA Parties agreed to provide certain management and financial services. The services included management, consulting, and financial planning services in connection with the operation and growth of the Company. As compensation for such services, the Company agreed to reimburse the Sponsor MSA Parties’ costs for services rendered, including expenses relating to maintaining the holding company structure through which the Sponsors own the Company indirectly, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with the services rendered. The Company also agreed to provide customary indemnification to the Sponsor MSA Parties. Management fees incurred and recorded by the Company during fiscal 2020, 2019, and 2018 were not material. These fees are included in selling, general and administrative expenses in the consolidated statements of operations. This agreement was terminated on January 19, 2021 in connection with the Company’s initial public offering.

Derivative Instruments

In March 2016, the Company entered into a series of five interest rate cap agreements with four counterparties totaling $1,950.0 million to limit the maximum interest rate on a portion of the Company’s variable-rate debt and limit its exposure to interest rate variability when three-month LIBOR exceeds 2.25%. The interest rate caps are accounted for as cash flow hedges, and changes in the fair value of the interest rate caps are reported as a component of AOCI. The interest rate caps were settled in accordance with their contractual terms on January 29, 2021.

Refer to Note 10 for further disclosures of the Company’s derivative instruments and hedging activities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 – Leases (“ASU 2016-02” or “ASC 842”), which requires leases to be recognized on the balance sheet as assets and liabilities for the rights and obligations created by leased assets. The Company adopted this accounting policy at the beginning of fiscal 2019 and recognized a cumulative effect adjustment to retained earnings, as permitted under Accounting Standards Update No. 2018-11 – Leases: Targeted Improvements. The Company set an accounting policy election not to capitalize leases with a term of twelve months or less. In addition, the Company elected the transition package of practical expedients, which allowed the Company to carry forward for its existing leases: i) the historical lease classification as either operating or finance; ii) the assessment of whether any expired or existing contracts are or contain leases; and iii) capitalization of initial direct costs. Additionally, the Company elected the practical expedients to account for certain leases at a portfolio level and to not separate lease and non-lease components.

Previously designated capital leases are now considered finance leases under the new guidance. The designation of operating leases remains substantially unchanged under the new guidance.

Adoption of this accounting policy resulted in the recognition of $1.61 billion of operating lease right-of-use assets, along with $1.54 billion of corresponding lease liabilities on February 3, 2019. As part of the adoption, $91.6 million of other long-term liabilities, which included existing deferred rent, tenant improvement allowances, reserves for closed pet care centers, and unfavorable lease rights, were derecognized with a corresponding adjustment to operating lease right-of-use assets. Also, $33.8 million in prepaid rent, previously included within prepaid expenses, was reclassified as a reduction to the current portion of operating lease liabilities. Additionally, $125.2 million of existing favorable lease rights, which were previously recorded within other intangible assets, were also derecognized with a corresponding adjustment to operating lease right-of-use assets. The Company recorded a $22.9 million cumulative-effect adjustment to retained earnings, primarily related to the derecognition of a deferred gain on the sale-leaseback of its corporate headquarters, which was previously being recognized over the initial lease term as a reduction of selling, general, and administrative expenses. The adoption did not have a material impact on the Company’s liquidity. Refer to Note 6, Leases, for additional information regarding the Company’s accounting policy for leases and additional disclosures.

In April 2020, the FASB issued clarifying guidance on accounting for certain lease concessions related to the effects of the COVID-19 pandemic under ASC 842. The FASB staff indicated that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, an entity will not need to reassess each existing contract to determine whether enforceable rights and obligations for concessions exist, and an entity can elect to apply or not to apply the lease modification guidance in ASC 842 to those contracts. The election is available for concessions related to the effects of the COVID-19 pandemic that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. In accordance with this guidance, the Company made a policy election to account for such lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract as though enforceable rights and obligations to make those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company accounted for COVID-19 lease abatements, which were not material, as reductions to variable lease expense and accounted for lease deferrals as a resolution of a contingency that fixes previously variable lease payments which resulted in a remeasurement of the lease liability with a corresponding adjustment to the right of use asset.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the accounting for recognizing impairments of financial assets. Under the new accounting guidance, credit losses for financial assets held at amortized cost will be estimated based on expected losses rather than the current incurred loss impairment model. The new accounting guidance also modifies the impairment model for available-for-sale debt securities. The Company adopted this accounting policy on February 2, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 – Intangibles— Goodwill and Other—Internal-Use Software (Subtopic 350-40), which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The Company adopted this accounting policy on February 2, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

2. Revenue Recognition

The Company generates revenue primarily from the sale of products and services. Revenue is recognized when the control of promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services.

Net sales by product type and services were as follows (in thousands):

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Dog and cat food	$2,123,499	$2,054,280	$2,045,593
Supplies and companion animals	2,328,663	1,938,904	1,967,996
Services and other	468,040	441,330	378,584
Net sales	$4,920,202	$4,434,514	$4,392,173

For all contracts with customers, the Company evaluates whether it is the principal (i.e. to report revenue on a gross basis) or agent (i.e. to report revenue on a net basis). Generally, the Company is the principal in its contracts with customers as it controls the related goods or services before they are transferred to the customer.

Revenue from product sales and services is reported net of sales refunds, which includes an estimate of future returns based on historical refund rates, with a corresponding reduction to cost of sales. The Company records a refund liability for sales returns, which is included in accrued expenses and other liabilities, and a corresponding asset for anticipated cost recoveries, which is included in other current assets. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of the Company’s influence. The Company has significant experience in estimating the amount of refunds based primarily on historical data.

Revenue is recognized net of applicable sales tax in the consolidated statements of operations. Sales tax liability is included in accrued expenses and other liabilities in the consolidated balance sheets.

The Company’s contract liabilities primarily relate to product merchandise not yet delivered to customers, unredeemed gift cards, services not yet completed, and options that provide a material right to customers, such as its customer loyalty program. The Company did not have any material contract assets or contract liabilities as of January 30, 2021 and February 1, 2020.

The Company does not present certain qualitative and quantitative information relating to its remaining performance obligations, as substantially all of the Company’s remaining performance obligations have an original expected duration of one year or less. The Company’s remaining performance obligations are not material.

Product Revenue

Product revenue is recognized when control passes, which generally occurs at a point in time when the customer completes a transaction in a pet care center and receives the merchandise. The Company’s payment terms are typically at the point of sale.

For transactions initiated online, customers choose whether to have it delivered to them (using third-party parcel delivery companies) or to collect their merchandise from one of the Company’s pet care centers (“buy online, pick up in store,” or “BOPUS”). For items delivered directly to the customer, control passes and revenue is recognized when delivery has been completed to the customer, as title has passed and possession has transferred to the customer. For BOPUS sales, control passes and revenue is recognized once the customer has taken possession of the merchandise. Any fees charged to customers for delivery (such as shipping and handling) are a component of the transaction price and are recognized when delivery has been completed. The Company uses delivery information to determine when to recognize revenue for products and any related delivery fee revenue.

Service Revenue

The Company recognizes service revenue from pet grooming, veterinary care, and certain other in-store services once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the service. Payment terms are typically at the point of sale, but may also occur upon completion of the service. The Company’s service contracts are primarily with retail and veterinary customers.

The Company recognizes service revenue from dog training ratably over the life of the contract, as this pattern best depicts when customers use the services provided and, accordingly, when delivery of the performance obligation occurs.

Gift Cards

The Company sells its own gift cards to customers in its pet care centers, online, and through select third parties. The Company recognizes revenue from gift cards when gift cards are redeemed by the customer. The Company also recognizes revenue for the portion of gift card values that is not expected to be redeemed (“breakage”). Breakage is estimated based upon historical redemption patterns and other factors, such as laws and regulations applicable to each jurisdiction. There is judgment in assessing redemption patterns and the ultimate value of gift cards that is not expected to be redeemed.

Sales Incentives and Customer Loyalty Program

The Company has a customer loyalty program that allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases within 45 days of the issuance date. The loyalty program points represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by loyalty program members is deferred and included as part of accrued expenses and other liabilities in the consolidated balance sheets based on the amount of points that are projected to be redeemed, subject to breakage. Revenue is recognized for these performance obligations as actual redemptions occur and the Company updates its estimate of the amount of points that are projected to be redeemed. There is judgment in assessing redemption patterns and the ultimate value of points that is not expected to be redeemed.

The Company issues coupons that are not earned in conjunction with a purchase of a product or service, typically as part of targeted marketing activities. Additionally, the Company issues coupons in conjunction with the purchase of products or services. However, these coupons typically do not materially exceed the range of discounts given to similar customers and do not confer a material right. In both of these cases, these are not performance obligations and are instead recognized as a reduction of the transaction price when redeemed by the customer.

3. Sale-Leaseback Transaction

In January 2020, the Company sold and leased back its San Antonio, Texas corporate support center for $19.0 million with net cash proceeds of $18.5 million. The transaction qualified for sale-leaseback accounting, in which the Company recognized the sale, resulting in an initial gain of $3.1 million, which is reflected as a reduction of selling, general, and administrative expenses. The lease has been classified as an operating lease and contains a 10 year initial term plus renewal options.

4. Other Acquisitions

During fiscal 2019, the Company completed the acquisition of a small, regional veterinary business for total consideration of approximately $3.0 million. Net tangible and identifiable intangible assets acquired and liabilities assumed were not material. The acquisition resulted in the recognition of $3.0 million of goodwill, which is deductible for tax purposes.

Pro forma results of operations for the acquisition have not been presented because they are not material to the consolidated results of operations.

5. Composition of Balance Sheet Accounts

Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Equipment	$648,072	$578,842
Leasehold improvements	538,841	490,506
Furniture and fixtures	280,948	267,458
Buildings and related improvements	16,872	23,134
Land	3,254	3,904
	1,487,987	1,363,844
Less accumulated depreciation	(860,440)	(707,588)
	$627,547	$656,256

The Company’s depreciation and amortization expense for fixed assets, net was $174.0 million, $172.5 million, and $184.6 million for fiscal 2020, 2019 and 2018, respectively.

Other Intangible Assets, Net

Components of other intangible assets, net were as follows (dollar amounts in thousands):

	January 30, 2021
	Estimated useful lives (years)	Weighted average remaining estimated life (years)	Gross amount	Accumulated amortization	Net amount
Customer lists	3-7	2.0	$3,944	$(3,259)	$685
Proprietary technology	5-17	13.8	848	(819)	29
Total intangible assets subject to amortization	3-17	2.5	4,792	(4,078)	714
Indefinite-lived intangible trade name	—	—	1,025,000	—	1,025,000
Total intangible assets			$1,029,792	$(4,078)	$1,025,714

	February 1, 2020
	Estimated useful lives (years)	Weighted average remaining estimated life (years)	Gross amount	Accumulated amortization	Net amount
Customer lists	3-7	2.4	3,944	(2,512)	1,432
Proprietary technology	5-17	4.2	848	(727)	121
Total intangible assets subject to amortization	3-17	2.5	4,792	(3,239)	1,553
Indefinite-lived intangible trade name	—	—	1,025,000	—	1,025,000
Total intangible assets			$1,029,792	$(3,239)	$1,026,553

Refer to Note 11 for further discussion of the results of impairment testing performed on the Company’s trade name.

The Company’s amortization expense for other intangible assets was $0.8 million, $1.0 million, and $15.5 million for fiscal 2020, 2019, and 2018, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Amortization expense in fiscal 2018 included the effect of favorable lease rights, which were derecognized as an adjustment to operating lease right-of-use assets in connection with the adoption of ASU 2016-02 in fiscal 2019 (Note 1).

At January 30, 2021, the Company’s scheduled intangible asset amortization expense was as follows (in thousands):

Fiscal years	Amortization expense
2021	$344
2022	344
2023	4
2024	2
2025	2
Thereafter	18
Total intangible asset amortization	$714

Accrued Salaries and Employee Benefits

Accrued salaries and employee benefits consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Accrued compensation	$83,176	$45,209
Accrued paid time-off	24,474	27,033
Self-insurance reserves	21,834	21,443
	$129,484	$93,685

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Accrued real estate taxes	$26,921	$29,659
Accrued capital expenditures	19,723	21,962
Sales taxes payable	19,449	16,753
Accrued advertising	13,326	6,164
Accrued income taxes	649	5,701
Other accrued expenses and liabilities	65,778	67,942
	$145,846	$148,181

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Self-insurance reserves	$57,925	$60,022
Other liabilities	76,429	41,629
	$134,354	$101,651

6. Leases

Lease assets and liabilities are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Leases	Balance sheet location	January 30, 2021	February 1, 2020
Assets
Operating leases	Operating lease right-of-use assets	$1,328,108	$1,459,604
Finance leases	Fixed assets, net(1)	9,350	11,976
Total lease assets		$1,337,458	$1,471,580
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$258,289	$278,229
Finance leases	Current portion of long-term debt and other lease liabilities	2,203	3,393
Non-current
Operating leases	Operating lease liabilities, excluding current portion	1,083,575	1,156,742
Finance leases	Other long-term liabilities	11,436	13,041
Total lease liabilities		$1,355,503	$1,451,405

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $17.3 million and $13.4 million as of January 30, 2021 and February 1, 2020, respectively.

The components of total lease cost are as follows (in thousands):

	Fiscal years ended
	January 30, 2021	February 1, 2020
Operating lease cost	$430,359	$441,981
Finance lease cost:
Amortization of right-of-use lease assets	3,292	3,919
Interest on lease liabilities	908	973
Variable lease cost	105,859	112,709
Sublease income	(5,327)	(5,450)
Total lease cost	$535,091	$554,132

Rent expense prior to the adoption of ASU 2016-02 totaled $413.9 million for fiscal 2018.

Other information for the Company’s leases is as follows (in thousands):

	Fiscal year ended
	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$399,557	$408,562
Operating cash flows from finance leases	$941	$973
Financing cash flows from finance leases	$3,404	$3,447
Lease assets obtained in exchange for lease liabilities:
Operating leases	$132,829	$133,219
Finance leases	$613	$3,695

	January 30, 2021	February 1, 2020
Weighted average remaining lease term:
Operating leases	5.9 years	6.3 years
Finance leases	6.6 years	6.8 years
Weighted average discount rate:
Operating leases	10.5%	10.6%
Finance leases	6.2%	6.2%

At January 30, 2021, the Company’s future minimum lease payments under non-cancellable operating and finance leases are as follows (in thousands):

Fiscal years	Operating leases	Finance leases
2021	$384,873	$2,987
2022	346,033	2,764
2023	294,217	2,424
2024	238,136	2,150
2025	180,650	2,124
Thereafter	377,392	4,285
Total minimum payments	$1,821,301	$16,734
Less imputed interest	(479,437)	(3,095)
Present value of lease payments	1,341,864	13,639
Less current portion	(258,289)	(2,203)
Lease liabilities, excluding current portion	$1,083,575	$11,436

7. Goodwill

The changes in the carrying amount of the Company’s goodwill were as follows (in thousands):

	January 30, 2021	February 1, 2020
Beginning balance:
Goodwill	$2,987,273	$2,984,253
Accumulated impairment	(807,963)	(807,963)
Goodwill, net	$2,179,310	$2,176,290
Additions from acquisitions	$—	$3,020
Ending balance:
Goodwill	$2,987,273	$2,987,273
Accumulated impairment	(807,963)	(807,963)
Goodwill, net	$2,179,310	$2,179,310

Refer to Note 11 for further discussion of the results of impairment testing performed on the Company’s goodwill.

8. Senior Secured Credit Facilities

At January 30, 2021, the Company had a $2,525.0 million senior secured term loan facility maturing on January 26, 2023 (“Term Loan Facility”), which was amended on January 27, 2017 (“Amended Term Loan Facility”) and fully repaid on March 4, 2021, and a senior secured asset-based revolving credit facility (the “Amended Revolving Credit Facility”), providing for senior secured financing of up to $500.0 million expiring on the earlier of 91 days prior to the maturity of the Amended Term Loan Facility (October 27, 2022 or five years from the most recent amendment), subject to a borrowing base. On March 4, 2021, subsequent to fiscal 2020, the Company entered into a $1,700.0 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”) maturing on March 4, 2026. The Amended Term Loan Facility, the Amended Revolving Credit Facility, the First Lien Term Loan, and the ABL Revolving Credit Facility are collectively referred to as the “Senior Secured Credit Facilities.”

On January 19, 2021, the Company repaid $727.0 million of the Amended Term Loan Facility using a portion of the proceeds from its initial public offering, in addition to existing cash on hand. The Company accounted for the repayment as a partial extinguishment and recognized a loss on debt extinguishment of $12.6 million, which represents a portion of previously unamortized debt discount and debt issuance costs and is included in the accompanying consolidated statement of operations. The repayment was applied to the remaining principal payments in order of scheduled payment date and, as a result, no quarterly principal payments remained under the Amended Term Loan Facility, other than the remaining principal balance due at maturity. As such, the entire remaining balance is included in senior secured credit facilities, net, excluding current portion in the consolidated balance sheets as of January 30, 2021.

As of January 30, 2021, the outstanding principal balance of the Amended Term Loan Facility was $1,678.1 million ($1,649.4 million, net of the unamortized discount and debt issuance costs). As of February 1, 2020, the outstanding principal balance of the Amended Term Loan Facility was $2,424.0 million ($2,363.4 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 4.3% and 5.1% as of January 30, 2021 and February 1, 2020, respectively. Debt issuance costs were being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of January 30, 2021 and February 1, 2020, the estimated fair value of the Amended Term Loan Facility was approximately $1,673.9 million and $2,011.9 million, respectively, based upon Level 2 fair value hierarchy inputs (Note 1).

As of January 30, 2021, no amounts were outstanding under the Amended Revolving Credit Facility. As of February 1, 2020, $29.0 million was outstanding, with a weighted average interest rate of 5.3%, under the Amended Revolving Credit Facility. At January 30, 2021, $387.6 million was available under the Amended Revolving Credit Facility, which is net of $57.8 million of outstanding letters of credit issued in the normal course of business and a $54.6 million borrowing base reduction for a shortfall in qualifying assets, net of reserves. Unamortized debt issuance costs of $3.1 million and $4.9 million relating to the Amended Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 30, 2021 and February 1, 2020, respectively.

The Company’s obligations under the Senior Secured Credit Facilities are secured by substantially all of the personal property assets of the Company with differing priority rights to the various personal property assets ascribed to each facility. The credit facility agreements, while not identical, contain certain affirmative and negative covenants related to indebtedness, liens, fundamental changes in the business, investments, restricted payments and agreements and a fixed charge coverage ratio, among other things. As of January 30, 2021, the Company was in compliance with its covenants on the agreements.

The credit agreements governing the Senior Secured Credit Facilities contain customary default provisions including, among others, the failure to make payments when due, defaults under other material indebtedness, non-compliance with covenants, change of control and bankruptcy, the occurrence of any of which would limit the Company’s ability to draw on the ABL Revolving Credit Facility and could result in the applicable lenders under the Senior Secured Credit Facilities accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder.

Amended Term Loan Facility

On June 17, 2016, the Company amended the Term Loan Facility, which consisted of two tranches (“Tranche B-1” and “Tranche B-2”). The covenants of the amended facility were substantially similar to those of the original facility, while the interest rate spread declined. Interest under the amended facility was at the Company’s option, either a base rate or the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements (“Adjusted LIBOR”), with Tranche B-1 subject to a 1.00% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate was the greater of the bank prime rate, federal funds effective rate plus 0.5% or the LIBOR quoted rate plus 1.0% (or 2.0% for Tranche B-1). The applicable rate was 3.00% (previously 3.75%) per annum for Tranche B-1 and 3.25% (previously 4.00%) for Tranche B-2 for a base rate loan or 4.00% (previously 4.75%) per annum for Tranche B-1 and 4.25% (previously 5.00%) for Tranche B-2 for an Adjusted LIBOR loan. Additionally, when the Company’s senior secured first lien net leverage ratio fell below 4.00, each of the applicable rate options was reduced by 0.25%.

On January 27, 2017, the Company amended the Amended Term Loan Facility further and consolidated Tranche B-2 into Tranche B-1. The covenants of the amended facility were substantially similar to those of the existing facility, while the interest rate spread declined. Interest under the Amended Term Loan Facility was at the Company’s option, either the base rate or Adjusted LIBOR subject to a 1.00% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate was the greater of the bank prime rate, federal funds effective rate plus 0.5% or the LIBOR quoted rate plus 2.0%. The applicable rate was 2.25% (previously 3.00%) per annum for a base rate loan or 3.25% (previously 4.00%) per annum for an Adjusted LIBOR loan. Additionally, when the Company’s senior secured first lien net leverage ratio fell below 4.00, each of the applicable rate options was reduced by 0.25%.

On March 4, 2021, the Company entered into a $1,700.0 million First Lien Term Loan and repaid all outstanding principal and interest on the Amended Term Loan Facility. Interest under the First Lien Term Loan is at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal payments are $4.25 million quarterly and commence on June 30, 2021.

Amended Revolving Credit Facility

On August 23, 2018, the Company amended its Revolving Credit Facility to increase the total availability to $555.0 million and to extend the maturity on $500.0 million of this availability from January 26, 2021 to the earlier of 91 days prior to the maturity of the Amended Term Loan Facility (October 27, 2022) or five years from closing. The remaining $55.0 million of availability was set to expire on the original maturity date of January 26, 2021. All other key terms of the Amended Revolving Credit Facility remained unchanged.

Fees relating to the August 23, 2018 amendment consisted of arranger fees and other third party expenses. Approximately $3.1 million of the Amended Revolving Credit Facility fees under the August 23, 2018 amendment were capitalized in the accompanying consolidated balance sheet as a contra-liability, and no loss on debt extinguishment was recognized. The remaining portion of debt issuance costs of the Amended Revolving Credit Facility previously capitalized were set to amortize over the expected remaining term to interest expense using the effective interest rate in effect on the date of issuance.

On December 14, 2018, the Company terminated the $55.0 million additional availability relating to the January 26, 2021 tranche of the Amended Revolving Credit Facility. All other key terms of the Amended Revolving Credit Facility remained unchanged.

The Amended Revolving Credit Facility had availability up to $500.0 million and a $150.0 million letter of credit sub-facility. The availability was limited to a borrowing base, which allows borrowings of up to 90% of eligible accounts receivable plus 90% of the net orderly liquidation value of eligible inventory plus up to $50 million of qualified cash of the Company to which the Company and guarantors have no access, less reserves as determined by the administrative agent. Letters of credit reduced the amount available to borrow under the Amended Revolving Credit Facility by their face value.

Interest on the Amended Revolving Credit Facility was based on either the base rate or Adjusted LIBOR subject to a floor of zero percent, in either case, plus an applicable margin. The applicable margin was equal to 25 basis points in the case of base rate loans and 125 basis points in the case of Adjusted LIBOR loans.

The applicable margin was adjusted quarterly based on the average historical excess availability as a percentage of the Line Cap, which represents the lesser of the aggregate Amended Revolving Credit Facility and the borrowing base, as follows:

Average Historical Excess Availability	Applicable Margin for Adjusted LIBOR Loans	Applicable Margin for Base Rate Loans
Less than 33.3% of the Line Cap	1.75%	0.75%
Less than 66.7% but greater than or equal to 33.3% of the Line Cap	1.50%	0.50%
Greater than or equal to 66.7% of the Line Cap	1.25%	0.25%

The Amended Revolving Credit Facility was subject to an unused commitment fee. If the actual daily utilized portion exceeded 50%, the unused commitment fee was 0.25%. Otherwise, the unused commitment fee was 0.375% and was not dependent upon excess availability.

On March 4, 2021, the Company entered into an agreement establishing the ABL Revolving Credit Facility and terminated the Amended Revolving Credit Facility. The ABL Revolving Credit Facility has availability up to $500.0 million, subject to a borrowing base. The terms under the ABL Revolving Credit Facility are substantially similar to those of the Amended Revolving Credit Facility.

9. Senior Notes

Floating Rate Senior Notes

On January 26, 2016, the Company issued unsecured senior notes maturing on January 26, 2024 in a private offering (the “Floating Rate Senior Notes”). Debt issuance costs of $26.2 million related to the Floating Rate Senior Notes were being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. The Floating Rate Senior Notes bear interest at a floating rate equal to three-month LIBOR, subject to a 1.00% floor, plus 8.0% per annum (the “Applicable Margin”) payable quarterly in arrears.

At February 1, 2020, the outstanding principal balance of the Floating Rate Senior Notes was $750.0 million and the carrying amount was $734.4 million, net of the unamortized debt issuance costs. The weighted average interest rate on the borrowings outstanding was 9.9% as of February 1, 2020. At February 1, 2020 the estimated fair value of the Floating Rate Senior Notes was approximately $701.7 million, based upon Level 2 fair value hierarchy inputs (Note 1) and the expected timing of repayment or settlement as of the reporting date.

In January 2021, the holders of the outstanding Floating Rate Senior Notes exchanged $450.0 million of the aggregate principal amount of the Floating Rate Senior Notes for a new series of notes with a principal amount of $450.0 million issued by Scooby Aggregator, LP. Scooby Aggregator, LP, as the new holder of $450.0 million of Floating Rate Senior Notes, contributed the principal balance to the Company. This contribution, offset by approximately $7.4 million of unamortized deferred financing costs associated with the principal balance contributed, was recorded as an adjustment to additional paid-in capital.

On January 19, 2021, the Company repaid the remaining $300.0 million principal balance of the Floating Rate Senior Notes using a portion of the proceeds from its initial public offering, in addition to existing cash on hand. The Company accounted for the repayment as an extinguishment of debt and recognized a loss on debt extinguishment of $4.9 million, which represents a write-off of the remaining unamortized debt issuance costs and is included in the accompanying consolidated statement of operations.

3.00% Senior Notes

On January 26, 2016, the Company issued senior unsecured notes maturing on January 25, 2019 in a private offering to its members. Interest on the notes was originally 0.75% per annum, payable semi-annually either in cash or by means of capitalizing such interest and adding it to the then outstanding principal amount of the notes.

On April 6, 2019, the Company amended the notes to extend their maturity to July 25, 2019. Interest under these notes (the “3.00% Senior Notes”) was 3.00% per annum, payable upon maturity. On July 25, 2019, February 3, 2020, and September 28, 2020, the Company further amended the notes to extend their maturity to January 25, 2020, January 25, 2021, and January 25, 2023, respectively.

At February 1, 2020, the outstanding principal balance of the 3.00% Senior Notes was $131.7 million. At February 1, 2020, the estimated fair value of the 3.00% Senior Notes was approximately $121.4 million, based upon debt yields and the redemption option, which are considered Level 2 fair value hierarchy inputs (Note 1), and the expected timing of repayment or settlement as of the reporting date. The borrowings were classified as long-term obligations due to the Company’s intent and ability to refinance these obligations on a long-term basis.

On January 19, 2021, the Company repaid $4.0 million of the principal balance of the 3.00% Senior Notes. The remaining $127.7 million of principal and $3.6 million of accrued interest was then contributed to the Company in connection with its initial public offering. This contribution was recorded as an adjustment to additional paid-in-capital.

10. Derivative Instruments

In March 2016, the Company entered into a series of five interest rate cap agreements with four counterparties with a total notional value of $1,950.0 million to limit the maximum interest rate on a portion of the Company’s variable-rate debt and limit its exposure to interest rate variability when three-month LIBOR exceeds 2.25%.

The total fair value of the net liability on interest rate caps was $5.5 million as of February 1, 2020 and is included in accrued expenses and other liabilities in the consolidated balance sheets. The interest rate caps expired and were settled in accordance with their contractual terms on January 29, 2021.

The interest rate caps were accounted for as cash flow hedges because the interest rate caps were expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the interest rate caps were reported as a component of AOCI. As of February 1, 2020, AOCI included unrealized losses of 10.7 million ($7.9 million, net of tax). There were no amounts remaining in AOCI relating to the interest rate caps as of January 30, 2021. Approximately $10.8 million and $2.8 million of pre-tax losses deferred in AOCI were reclassified to interest expense during fiscal 2020 and 2019, respectively.

11. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	January 30, 2021
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$63,798	$—	$—
Investments of officer’s life insurance	$—	$14,140	$—
Non-qualified deferred compensation plan	$—	$(15,526)	$—

	February 1, 2020
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$5,919	$—	$—
Investments of officer’s life insurance	$—	$12,142	$—
Interest rate caps	$—	$(5,511)	$—
Non-qualified deferred compensation plan	$—	$(12,075)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $56.0 million and $0.0 million as of January 30, 2021 and February 1, 2020, respectively. Also included in the Company’s money market mutual funds balances were $7.8 million and $5.9 million as of January 30, 2021 and February 1, 2020, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The fair values of the interest rate caps were determined using a discounted cash flow analysis on the expected cash flows of each interest rate cap (Note 10). This analysis reflected the contractual terms, including the period to maturity, and used observable market-based inputs, including interest rate curves. The fair values were determined by netting the discounted future fixed cash receipts payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates (forward curves) derived from observable market interest rate yield curves. The Company qualitatively assessed both its own nonperformance risk and the respective counterparties’ nonperformance risk in the fair value measurements. The valuations also considered credit risk adjustments, including nonperformance risk, that are necessary to reflect the probability of default by the counterparties’ or the Company. The interest rate caps expired and were settled in accordance with their contractual terms on January 29, 2021. As of February 1, 2020, the credit risk adjustments were not material.

The Company maintains a deferred compensation plan for key executives and other members of management, which is fully funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

Assets Measured on a Non-Recurring Basis

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, fixed assets and equity and cost method investments, are reported at carrying value, or at fair value as of the date of the Acquisition, and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and indefinite-lived intangibles or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable), non-financial assets are assessed for impairment. If impaired, the carrying values of the assets are written down to fair value using Level 3 inputs.

In fiscal 2020, the Company determined that the fair value of its reporting unit was greater than its carrying amount, and therefore no goodwill impairment charge was recorded (Note 7). In fiscal 2020, the Company determined that the fair value of its trade name was greater than its carrying amount, and therefore no tradename impairment charge was recorded. There were no indications of impairment of the Company’s other intangible assets or equity and cost method investments in fiscal 2020.

In fiscal 2019, the Company determined that the fair value of its reporting unit was greater than its carrying amount, and therefore no goodwill impairment charge was recorded (Note 7). In fiscal 2019, the Company determined that the carrying amount of its trade name exceeded its fair value, resulting in a trade name impairment charge of $19.0 million. The Company recorded impairment charges of $0.7 million on other intangible assets and $3.2 million on its other cost method investments in fiscal 2019. The related losses are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. There were no other indications of impairment of the Company’s other intangible assets or equity and cost method investments in fiscal 2019.

In fiscal 2018, the Company determined that the carrying amount of its reporting unit and trade name exceeded their fair values, resulting in impairment charges of $290.2 million and $83.0 million, respectively. There were no other indications of impairment of the Company’s other intangible assets or equity and cost method investments in fiscal 2018.

The Company recorded fixed asset and right-of-use asset impairment charges of $14.5 million and $13.0 million in fiscal years 2020 and 2019, respectively. Prior to the adoption of ASU 2016-02, the Company recorded fixed asset impairment charges of $15.0 million in fiscal 2018. Impairment charges related to distribution centers are recorded in cost of sales, whereas impairment charges related to pet care center and corporate locations are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations.

12. Employee Benefit Plans

The Company has employee savings plans that permits eligible participants to make contributions by salary reduction pursuant to either section 401(k) of the Internal Revenue Code or under the Company’s non-qualified deferred compensation plan.

Prior to January 1, 2019, the Company generally matched 50% of the first 6% of compensation that was contributed by each participating employee to the 401(k) plan. Prior to January 1, 2019, eligible participants that held positions as director and above were limited to a matching contribution of 50% of the first 3% of compensation contributed to the plan. Under the 401(k) plan, the Company match was subject to a 5-year vesting schedule. Employees were required to complete twelve months of service with the Company to participate in the plan.

On January 1, 2019, the Company amended its 401(k) plan. The Company now generally matches 100% of the first 1% plus 50% of the next 5% of compensation contributed by each participating employee. For eligible participants that hold positions as director and above, the Company matches, at its discretion, 100% of the first 1% plus 50% of the next 2% of compensation that is contributed by each participating employee to the plan. The Company match is subject to a 3-year vesting schedule. Employees are now required to complete six months of service with the Company to participate in the amended plan.

Under the Company’s non-qualified deferred compensation plan, the Company matches 50% of the first 6% of compensation contributed by each participating employee to the plan from the date of eligibility until the point of time that the participating employee is eligible to participate in the Company’s 401(k) plan. Once a participating employee is eligible to participate in the 401(k) plan, the Company match is 50% of the first 3% of compensation contributed by the employee to the plan.

In connection with the required matches, Company contributions to the plans were $6.6 million, $6.9 million, and $4.9 million for fiscal years 2020, 2019, and 2018, respectively.

13. Stockholders’ Equity

In connection with its initial public offering, the Company established a new incentive plan  (“the 2021 Incentive Plan”) pursuant to which certain employees and non-employee directors of the Company are eligible to receive restricted stock units (“RSUs”), non-qualified stock options, and other equity compensation awards. The Company has also established an employee stock purchase plan (“ESPP”).

The Company issues new shares of Class A common stock upon exercise of stock options and the vesting of restricted stock units. As of January 30, 2021, there were 28.3 million shares of Class A common stock available for issuance pursuant to future equity-based compensation awards under the 2021 Incentive Plan.

The ESPP will allow eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the date of enrollment and (ii) the fair market value of the stock on the last day of the related purchase period. As of January 30, 2021, 7.7 million shares of Class A common stock were available for issuance under the ESPP, and employee contributions had not yet commenced.

Scooby LP also maintains an incentive plan (“the 2016 Incentive Plan”) under which it has awarded partnership unit awards to employees, consultants, and non-employee directors of the Company.

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Restricted stock units	$1,991	$—	$—
Options	391	—	—
Partnership units of Scooby LP under the 2016 Incentive Plan	10,533	9,489	8,452
Total equity-based compensation expense	$12,915	$9,489	$8,452
Total related tax benefit	$329	$178	$—

RSUs

The Company has both time-vested RSUs and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and non-employee directors and entitle the grantee to receive shares of Class A common stock at the end of a vesting period, subject solely to the individual’s continued employment or service as a director. For the majority of time-vested RSUs, 34% of the units becomes vested on the anniversary of the grant date, followed by 16.5% of the units in four equal semi-annual installments thereafter. Performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of Class A common stock if the Company achieves specified performance goals during the performance period and the grantee remains employed through the vesting period.

RSU activity under the 2021 Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Nonvested, February 1, 2020	—
Granted	3,442	$18.00
Vested	—
Forfeited	(28)	18.00
Nonvested, January 30, 2021	3,414	$18.00	1.7	$88,864

No RSUs were granted in fiscal 2019 or 2018. As of January 30, 2021, unrecognized compensation expense related to unvested RSUs was $59.5 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Options

The Company provides stock option grants, which are time-vested, as a form of employee compensation. For each grant, 34% of the options generally becomes vested on the anniversary of the grant date, followed by 16.5% of the options in four equal semi-annual installments thereafter. Stock options generally expire 10 years from the grant date.

Stock option activity under the 2021 Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, February 1, 2020	—
Granted	3,504	$18.00
Exercised	—
Expired/forfeited	(22)	18.00
Outstanding, January 30, 2021	3,482	$18.00	10.0	$27,962
Exercisable, January 30, 2021	—

The fair value of stock option awards granted in fiscal 2020 was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0.0%
Expected volatility (1)	40.4%
Risk-free interest rate (2)	0.7%
Expected term (3)	5.9 years
Grant date fair value per share	$18.00
Estimated fair value per option granted	$7.00

(1)

The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the stock options.

(2)	The risk-free interest rates are based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the stock options.
(3)	The expected term of the stock options represents the estimated period of time until exercise and is calculated using the simplified method.

No stock options were granted in fiscal 2019 or 2018. As of January 30, 2021, unrecognized compensation expense related to unvested options was $24.0 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

2016 Incentive Plan

Subsequent to the Acquisition, Scooby LP established the 2016 Incentive Plan, under which eligible employees, consultants, and non-employee directors of the Company have received partnership unit awards (“Series C Units”). Series C Unit awards are restricted profit interests in Scooby LP subject to a distribution threshold and have generally been issued in the form of time-based units that vest in three to five equal annual installments following the grant date. Upon a change in control, these units become fully vested.

For the Series C Units granted during fiscal 2020, 2019 and 2018, the weighted average fair value per unit was estimated to be $0.44, $0.25, and $0.35, respectively.

The weighted average fair value per Series C Unit was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Dividend yield	0.0%	0.0%	0.0%
Expected volatility (1)	60.0 - 81.9%	60.0%	45.0% - 65.0%
Weighted average volatility (1)	81.1%	60.0%	58.5%
Risk-free interest rate (2)	0.1% - 1.3%	1.4% - 2.3%	2.5% - 3.0%
Expected term (3)	2.0 to 4.0 years	5.0 years	4.0 to 5.5 years

(1)

The expected volatility was estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that was consistent with the expected term of the Series C Units.

(2)	The risk-free interest rates were based on the U.S. Treasury constant maturity interest rate whose term was consistent with the expected term of the Series C Units.
(3)	The expected term of the Series C Units was based on estimated liquidity event timing.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, February 1, 2020	183,389
Granted	41,685
Forfeited	(11,068)
Outstanding, January 30, 2021	214,006
Vested, January 30, 2021	85,534
Available for future grant, January 30, 2021	25,355

Charges with respect to awards issued pursuant to the 2016 Incentive Plan are reflected in the Company’s consolidated financial statements. Compensation expense related to Series C Units is generally not tax deductible.

In July 2019, 1.4 million Series B Units of Scooby LP were granted to an executive, resulting in $0.7 million of compensation expense and a corresponding income tax benefit of $0.2 million recognized during fiscal 2019. Vested Series B Units and Series C Units of Scooby LP contain provisions whereby the holder may require Scooby LP to repurchase these units upon a termination event due to death or disability. The Company is not required to repurchase its own equity instruments upon the occurrence of such an event.

As of January 30, 2021, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $25.7 million, which is expected to be recognized over a weighted average period of 3.0 years.

Net Loss Per Share

Shares of Class A common stock and Class B-1 common stock participate equally in the earnings and losses of the Company and have identical rights in distribution. Basic net loss per Class A and B-1 common share is based on the weighted-average Class A and B-1 common shares outstanding during the relevant period. Diluted net loss per Class A and B-1 common share is based on the weighted-average Class A and B-1 common shares outstanding during the relevant period adjusted for the effect of potentially dilutive securities.

Potentially dilutive securities include potential Class A common shares related to outstanding stock options and unvested RSUs, calculated using the treasury stock method. The calculation of diluted shares outstanding excludes options and RSUs where the combination of the exercise price (in the case of options) and the associated unrecognized compensation expense is greater than the average market price of Class A common shares because the inclusion of these securities would be antidilutive.

All outstanding stock options and unvested RSUs were excluded from the calculation of diluted loss per Class A and B-1 common share in fiscal 2020, as their effect would be antidilutive in a net loss period. There were no potentially dilutive securities outstanding in fiscal 2019 or 2018.

Shares of Class B-2 common stock are not included in the calculation of net loss per share as they only possess voting rights. Unvested RSUs contain forfeitable rights to dividend equivalent units if dividends are paid to holders of Class A and B-1 common stock. Because the dividend equivalent units are forfeitable, unvested RSUs are not considered participating securities.

For periods prior to the Company’s conversion to a Delaware corporation, including fiscal 2020 for which a portion of the period preceded the conversion, the Company has retrospectively presented net loss per share as if the conversion had occurred at the beginning of the earliest period presented. The weighted average shares used in computing net loss per Class A and B-1 common share in these periods are based on the number of Common Series A and Common Series B Units held by members. For periods prior to the conversion, these calculations do not include the 55.2 million shares of Class A common stock issued in the Company’s initial public offering.

Prior to the conversion, the Company’s Series C Units met the definition of participating securities, as they would have participated in distributions after certain applicable thresholds had been met. However, such thresholds had not been met in the periods presented, and holders of Series C Units were not contractually obligated to participate in losses of the Company. Accordingly, losses were not allocated to participating securities under the two-class method in these periods. Following the conversion, the Company had no Series C Units outstanding. Scooby LP’s own Series C Units (such as those granted under the 2016 Incentive Plan) do not participate in the earnings and losses of the Company and are therefore not participating securities.

14. Income Taxes

Income tax benefit consisted of the following (in thousands):

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Current:
Federal	$(29,869)	$4,273	$2,504
State	984	5,156	3,404
	$(28,885)	$9,429	$5,908
Deferred:
Federal	$19,604	$(34,814)	$(43,657)
State	5,944	(10,273)	(8,091)
	$25,548	$(45,087)	$(51,748)
Income tax benefit	$(3,337)	$(35,658)	$(45,840)

A reconciliation of income tax benefit at the federal statutory rate with the provision for income taxes is as follows (in thousands):

	Fiscal years ended
	January 30, 2021		February 1, 2020		February 2, 2019
	(52 weeks)		(52 weeks)		(52 weeks)
Income tax benefit at federal statutory rate	$(6,251)	21.0%	$(27,524)	21.0%	$(96,473)	21.0%
Non-deductible expenses	986	(3.3)	363	(0.3)	58,916	(12.9)
Equity compensation	2,212	(7.4)	1,623	(1.2)	1,775	(0.4)
State taxes, net of federal tax benefit	5,473	(18.4)	(4,073)	3.1	(3,662)	0.8
U.S. tax reform	—	—	—	—	(2,252)	0.5
Tax credits	(1,907)	6.4	(4,150)	3.2	(3,616)	0.8
Uncertain tax positions	4,593	(15.4)	2	—	(52)	—
CARES Act – carryback rate differential	(8,752)	29.3	—	—	—	—
Other, net	309	(1.0)	(1,899)	1.5	(476)	0.1
	$(3,337)	11.2%	$(35,658)	27.3%	$(45,840)	9.9%

The effective tax rate is based on expected taxable income, statutory tax rates and tax planning opportunities available to the Company. Reserves are established when positions are “more likely than not” to be challenged and not sustained. Reserves are adjusted at each financial statement date to reflect the impact of audit settlements, expiration of statutes of limitation, developments in the tax law and ongoing discussions with the tax authorities. Accrued interest and penalties associated with uncertain tax positions are recognized as part of the income tax provision.
On March 27, 2020, in response to the COVID-19 pandemic, the “Coronavirus Aid, Relief and Economic Security Act” (the “CARES Act”) was signed into law by the President of the United States. The CARES Act includes, among other things, U.S. corporate income tax provisions related to net operating loss carryback periods, alternative minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property. The Company recognized a benefit of $8.8 million related to the carryback of $67.4 million in net operating losses to the fiscal years before the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted as a result of an extended carryback period included in the CARES Act. This benefit increased the effective tax rate in the fiscal year ended January 30, 2021 when compared to the fiscal year ended February 1, 2020.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets:
Inventory	$20,212	$17,449
Deferred rent	—	—
Accrued employee benefits	44,437	31,203
Net operating losses, state tax credit carryforwards	5,733	6,539
Interest expense limitation carry-forward under IRC §163(j)	22,726	54,330
Lease-related items	355,321	332,546
Other	3,392	6,339
Total deferred tax assets	451,821	448,406
Valuation allowance	(6,149)	(5,068)
Net deferred tax assets	445,672	443,338
Deferred tax liabilities:
Fixed assets	(91,769)	(73,159)
Intangible assets	(264,720)	(261,773)
Debt restructuring	(7,493)	(15,551)
Lease-related items	(345,123)	(341,278)
Investments in joint ventures	(16,830)	(14,942)
Other	(657)	(1,911)
Total deferred tax liabilities	(726,592)	(708,614)
	$(280,920)	$(265,276)

Effective fiscal 2018, the Tax Act includes changes to the amount of tax deductible business interest expense available in a taxable year. Generally, the amount of deductible business interest that can be deducted in a current taxable year cannot exceed the sum of 30% of the taxpayer’s adjusted taxable income for the year, plus the taxpayer’s business interest income for the year. Effective fiscal 2020, the CARES Act amended the amount of deductible business interest that can be deducted in a current taxable year to not exceed 50% of the taxpayers adjusted taxable income for tax years 2019 and 2020. The amount of business interest expense disallowed as a deduction in the current year may be carried forward indefinitely. As of January 30, 2021, the Company has recorded a deferred tax asset of $22.7 million reflecting the benefit of $116.6 million in interest limitation carryforwards.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. With the exception to certain state net operating losses discussed below, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences. This is based upon future reversals of existing taxable temporary differences over the periods in which the deferred tax assets are deductible.

As of January 30, 2021, the Company has recorded a deferred tax asset of $2.5 million reflecting the benefit of $44.4 million in state income tax net operating loss carryforwards, which will begin to expire in fiscal 2020. The Company does not believe that it is more likely than not that the state net operating loss carryforward will be realized and recorded a valuation allowance of $2.5 million on the deferred tax asset related to these state net operating loss carryforwards as of January 30, 2021. The Company recorded a deferred tax asset of $3.5 million for certain state tax credits as of January 30, 2021. The Company does not believe it is more likely than not that a portion of these credits will be realized and has recorded a $2.8 million valuation allowance related to these credits. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

The Company has approximately $16.4 million of unrecognized tax benefits as of January 30, 2021, of which $4.9 million, if recognized, would impact the effective tax rate and $12.2 million would result in an adjustment to the net deferred tax liability.

Changes in unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	January 30, 2021	February 1, 2020
Beginning balance	$74	$74
Additions for tax positions taken in prior years	16,421	—
Decreases related to lapse of statute limitation	(74)	—
Ending balance	$16,421	$74

The Company has approximately $0.8 million accrued for interest and penalties as of January 30, 2021 in the consolidated balance sheets and recorded $0.8 million in interest and penalties during fiscal 2020 in the consolidated statements of operations. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease over the next 12 months.

The Company is no longer subject to examination for U.S. federal income tax for periods prior to fiscal 2017. The Company is no longer subject to examination by state tax authorities for tax periods prior to fiscal 2015. The Company is currently under audit by various state jurisdictions for various years. Though the estimated completion dates of these audits are not known, it is possible that these audits will be completed within the next 12 months. In addition, the Company does not foresee other material changes to the federal or state uncertain tax positions affecting income tax expense within the next 12 months. The Company has no material foreign operations.

15. Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component included in AOCI are presented below (net of tax, in thousands):

	Derivatives	Equity securities	Foreign currency translation adjustment	Total
Balance at February 3, 2018	$2,572	$158	$(1,020)	$1,710
Other comprehensive loss before reclassifications	(3,434)	—	(79)	(3,513)
Amounts reclassified from AOCI	1,215	—	—	1,215
Other comprehensive loss	(2,219)	—	(79)	(2,298)
Cumulative effect adjustments	(1,226)	(158)	(223)	(1,607)
Balance at February 2, 2019	$(873)	$—	$(1,322)	$(2,195)
Other comprehensive (loss) income before reclassifications	(9,088)	—	952	(8,136)
Amounts reclassified from AOCI	2,058	—	—	2,058
Other comprehensive (loss) income	(7,030)	—	952	(6,078)
Balance at February 1, 2020	$(7,903)	$—	$(370)	$(8,273)
Other comprehensive loss before reclassifications	(86)	—	(905)	(991)
Amounts reclassified from AOCI	7,989	—	—	7,989
Other comprehensive income (loss)	7,903	—	(905)	6,998
Balance at January 30, 2021	$—	$—	$(1,275)	$(1,275)

16. Commitments and Contingencies

Baseball Stadium Naming Rights Commitment

In March 2003, the Company entered into an agreement with San Diego Ballpark Funding LLC and Padres L.P. to name the San Diego Padres’ new stadium Petco Park. The naming rights include signage, advertising and other promotional benefits. The initial agreement term was 22 years and was extended for an additional two years. Pursuant to the agreement, the Company pays an annual contract fee. Fees for fiscal 2020, 2019, and 2018 were $4.1 million, $4.0 million, and $3.8 million, respectively. These fees are included in selling, general and administrative expenses in the consolidated statements of operations, and will be adjusted by the maximum annual change related to the San Diego consumer price index per year through the 2027 Major League Baseball season.

COVID-19

The COVID-19 pandemic has been a highly disruptive economic and societal event that has affected the business and has had a significant impact on consumer shopping behavior. To serve pet parents while also providing for the safety of employees, the Company has adapted certain aspects of the business. Throughout the crisis, the Company continues to monitor the rapidly evolving situation and will continue to adapt its operations to address federal, state and local standards, meet the needs of pets and pet parents, and implement standards that the Company believes to be in the best interest of the safety and well-being of its employees. The duration and severity of the pandemic remains uncertain.

Litigation

The Company is involved in legal proceedings and is subject to other claims and litigation arising in the ordinary course of its business. The Company has made accruals with respect to certain of these matters, where appropriate, which are reflected in the Company’s consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, the Company has not made accruals because management has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these matters will have a material adverse effect on its consolidated financial statements. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF

PETCO HEALTH AND WELLNESS COMPANY, INC.

(PARENT COMPANY)

All operating activities of the Company are conducted by the subsidiaries. Petco Health and Wellness Company, Inc. is a holding company and does not have any material assets or conduct business operations other than investments in subsidiaries. The Amended Term Loan Facility and Amended Revolving Credit Facility of Petco Animal Supplies, Inc., a wholly owned subsidiary of Petco Health and Wellness Company, Inc., contained provisions whereby Petco Animal Supplies, Inc. had restrictions on the ability to pay dividends, loan funds and make other upstream distributions to Petco Health and Wellness Company, Inc. On March 4, 2021, the Amended Term Loan Facility was fully repaid, and the Amended Revolving Credit Facility was terminated.

These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these condensed financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF

PETCO HEALTH AND WELLNESS COMPANY, INC.

(PARENT COMPANY)

BALANCE SHEETS

(In thousands)

	January 30, 2021	February 1, 2020
ASSETS
Cash and cash equivalents	$—	$100,002
Other current assets	2,264	1,487
Other long-term assets	—	139
Investment in subsidiary	2,070,453	599,549
Total assets	$2,072,717	$701,177
LIABILITIES AND EQUITY
Current liabilities	$3,869	$17
Senior notes	—	131,703
Other liabilities	—	66
Total liabilities	3,869	131,786
Stockholders' equity / members’ equity:
Members’ interest	—	1,358,130
Class A common stock, par value $0.001 per share (1,000,000,000 shares authorized and 226,424,140 shares issued and outstanding as of January 30, 2021)	226	—
Class B-1 common stock, par value $0.001 per share (75,000,000 shares authorized and 37,790,781 shares issued and outstanding as of January 30, 2021)	38	—
Class B-2 common stock, par value $0.000001 per share (75,000,000 shares authorized and 37,790,781 shares issued and outstanding as of January 30, 2021)	—	—
Preferred stock, par value $0.001 per share (25,000,000 shares authorized and no shares issued or outstanding as of January 30, 2021)	—	—
Additional paid-in-capital	2,092,110	—
Accumulated deficit	(22,251)	(780,466)
Accumulated other comprehensive loss	(1,275)	(8,273)
Total stockholders' equity / members’ equity	2,068,848	569,391
Total liabilities and equity	$2,072,717	$701,177

PETCO HEALTH AND WELLNESS COMPANY, INC.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF

PETCO HEALTH AND WELLNESS COMPANY, INC.

(PARENT COMPANY)

STATEMENTS OF OPERATIONS

(In thousands)

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Equity in loss of subsidiary	$(23,559)	$(92,967)	$(412,989)
Selling, general, and administrative expenses	(6)	(4)	(4)
Interest expense, net	(3,695)	(3,851)	(1,008)
Loss before income taxes	(27,260)	(96,822)	(414,001)
Income tax benefit	(777)	(949)	(213)
Net loss	$(26,483)	$(95,873)	$(413,788)

PETCO HEALTH AND WELLNESS COMPANY, INC.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF

PETCO HEALTH AND WELLNESS COMPANY, INC.

(PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal years ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net loss	$(26,483)	$(95,873)	$(413,788)
Adjustments to reconcile net income to net cash provided in operating activities:
Equity in loss of subsidiary	23,559	92,967	412,989
Changes in assets and liabilities	2,924	2,906	799
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Cash contributions to subsidiary, net	(1,032,043)	—	—
Net cash used in investing activities	(1,032,043)	—	—
Cash flows from financing activities:
Repayments of long-term debt	(4,000)	—	—
Proceeds from initial public offering, net of issuance costs	936,041	—	—
Net cash provided by financing activities	932,041	—	—
Net change in cash and cash equivalents	(100,002)	—	—
Cash and cash equivalents at beginning of year	100,002	100,002	100,002
Cash and cash equivalents at end of year	$—	$100,002	$100,002
Supplemental non-cash investing and financing activities disclosures:
Accrued expenses for issuance costs in initial public offering	$3,844	$—	$—
Contributions of 3.00% Senior Notes (Note 9)	$131,324	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 30, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Executive Officers

Set forth below are the names, ages, positions and biographies of our executive officers as of the date of this Annual Report on Form 10-K:

Ronald Coughlin, Jr., 54, has served as our Chief Executive Officer since June 2018.  He was also appointed to serve as the Chairman of our board of directors in January 2021 in connection with our initial public offering.  Prior to that time, he served as one of our directors since June 2018. Prior to joining us, Mr. Coughlin served from 2014 to 2018 as President of the Personal Systems segment of HP Inc. (then-Hewlett-Packard Company), a $33 billion global business that offers consumer and commercial products and services. Previously, he served as Senior Vice President of Consumer PCs, Senior Vice President of LaserJet Hardware and Commercial Document Services and Solutions, and Senior Vice President of Sales, Strategy, and Marketing at HP Inc. Prior to joining HP Inc. in 2007, Mr. Coughlin spent 13 years at PepsiCo in a range of senior executive roles, including Chief Marketing Officer of PepsiCo International Beverages. Mr. Coughlin earned a bachelor’s degree in international marketing from Lehigh University and a master’s degree in business administration from the Kellogg School of Management at Northwestern University.

Michael Nuzzo, 50, has served as our Executive Vice President, Chief Financial Officer since May 2015, and as our Chief Operating Officer and President of our services businesses since July 2019. Prior to joining us, Mr. Nuzzo served from July 2014 to April 2015 as Chief Administrative Officer at 4moms, a technology and robotics startup company. Prior to joining 4moms, Mr. Nuzzo served as the Executive Vice President and Chief Financial Officer for GNC Holdings, Inc., a multinational health and nutrition retailer, from 2008 to 2014, playing a lead role in the company’s initial public offering in 2011. From 1999 to September 2008, Mr. Nuzzo served in various senior level finance, retail operations, and strategic planning roles with Abercrombie & Fitch, a specialty retailer of casual clothing for men, women, and children, including Senior Vice President of Corporate Finance from June 2008 to September 2008 and Vice President of Corporate Finance from January 2006 to May 2008. Prior to his work in the retail sector, Mr. Nuzzo was a senior consultant in the healthcare industry with William M. Mercer and Medimetrix Group. Mr. Nuzzo holds a bachelor’s degree in economics from Kenyon College and a master’s degree in finance and accounting from the University of Chicago.

Michelle Bonfilio, 50, has served as our Chief Human Resources Officer since October 2018. Prior to joining us, Ms. Bonfilio served from April 2017 to October 2018 as Chief Human Resources Officer for The Wine Group, LLC, the second-largest global producer of wine in the United States. Previously, from January 2016 to April 2017 she served as Vice President, Human Resources at Delta Dental of California, a dental insurance company, and from August 2014 to August 2015 as Vice President, Human Resources at Big Heart Pet Brands. She also held various HR leadership positions at Gap, Inc., a worldwide clothing and accessories retailer, from January 2005 to July 2014. Ms. Bonfilio holds a bachelor’s degree in psychology from the University of California, Davis.

Ilene Eskenazi, 49, has served as our Chief Legal Officer and Corporate Secretary since September 2020. Prior to joining us, Ms. Eskenazi served from 2016 to 2020 as Global General Counsel and Chief Human Resources Officer at Boardriders, Inc. (formerly Quiksilver, Inc.), a leading action sports and lifestyle company. Previously, she served from 2013 to 2016 as Chief Legal Officer and Senior Vice President of Talent Operations and Performance at True Religion Apparel, Inc., an apparel and retail company. True Religion subsequently filed for Chapter 11 bankruptcy in July 2017, which it exited four months later. Before that, Ms. Eskenazi served as the General Counsel for Red Bull North America, Inc. between 2008 and 2013 and as the Deputy General Counsel at The Wonderful Company between 2002 and 2008. Ms. Eskenazi started her legal career at Skadden, Arps, Slate, Meagher and Flom LLP. Ms. Eskenazi holds a bachelor’s degree in philosophy from the University of Michigan and a J.D. from the University of California, Los Angeles School of Law.

Tariq Hassan, 51, has served as our Chief Marketing Officer since July 2018. Prior to joining us, Mr. Hassan served from 2015 to 2017 as head of brand for Bank of America, a multinational investment bank and financial services holding company. Prior to that, he held global leadership roles with HP Inc. (then-Hewlett-Packard Company), a leading global provider of personal computing and other access devices, imaging, and printing products, and related technologies, solutions and services, between 2008 and 2012, and global executive management roles with Omnicom Group, Inc., a global marketing, media, and corporate communications holding company, between 2001 and 2008 and then again between 2012 and 2014. Mr. Hassan holds an honors bachelor’s degree in international political science and philosophy from the University of Western Ontario and a master’s degree in integrated marketing communications from Northwestern University.

Nicholas Konat, 43, has served as our Chief Merchandising Officer since September 2018. He joined us in 2015 as Vice President of Owned Brands, leading product innovation and design before being promoted to Senior Vice President of Owned Brands and Merchandising. Prior to joining us, Mr. Konat served as Director of Food and Merchandising Planning at Target Corporation, capping a more than 9 year career there where he held a range of merchandising, planning and leadership roles across the food and fashion categories. Mr. Konat also spent six years with Accenture plc, a multinational professional services company. Mr. Konat holds an honors bachelor’s degree in political science and government from St. John’s University.

Darren MacDonald, 43, has served as our Chief Digital & Innovation Officer since June 2019. Prior to joining us, Mr. MacDonald served from February 2016 to January 2017 as Senior Vice President of Jet.com, a then e-commerce company, and from January 2017 to June 2019 as Group General Manager and Global Officer for U.S. at Walmart Inc., a multinational retail corporation. Prior to that, between April 2014 and February 2016, he was the Founder and CEO of Ingress Capital. Previously, he was the CEO of The Pronto Network, an IAC company, and also held a number of roles at Avery Dennison Corporation. Mr. MacDonald holds a bachelor’s degree from the University of California, Berkeley and a master’s degree in business administration from the University of California, Los Angeles.

Justin Tichy, 49, has served as our Chief Pet Care Center Officer since October 2018. Prior to joining us, Mr. Tichy served from May 2015 to October 2018 as President of Sales at Confie, one of the largest privately held insurance brokers in the United States. Previously, he held key leadership positions at Best Buy Co., Inc., Target Corp., and Walmart Inc. Mr. Tichy holds a bachelor’s degree in business management from Pennsylvania State University and a master’s degree in organizational management from the University of Phoenix.

John Zavada, 58, has served as our Chief Information & Administrative Officer since September 2016. Prior to joining us, Mr. Zavada served from 2013 to 2016 as Senior Vice President and Chief Information Officer at Restoration Hardware, a luxury home-furnishings company. Previously, he filled Chief Information Officer roles at Guitar Center, Big Lots, Inc., Gottschalks Department Stores, and Victoria’s Secret Stores. Mr. Zavada holds a bachelor’s degree in business information systems from California State Polytechnic University.

Information Regarding Our Directors

Set forth below are the names, ages and biographies of our directors as of the date of this Annual Report on Form 10-K:

Maximilian Biagosch, 48, has served as a member of our board of directors since 2018. Mr. Biagosch is a Managing Director at CPP Investments, one of our Sponsors, which he joined in 2015. Between 2007 and 2015, Mr. Biagosch worked at Permira Advisers LLP, an international investment firm, where he was the head of Permira’s Capital Markets Group. Prior to Permira Advisers LLP, Mr. Biagosch worked in investment banking at Deutsche Bank and at BNP Paribas. Mr. Biagosch received a Master of Laws (LLM) from Ludwig-Maximilians-Universität Munich. His experience across multiple industries and with portfolio company operational performance improvement qualifies him to serve on our board of directors.

Cameron Breitner, 46, has served as a member of our board of directors since 2016. He is a Managing Partner at CVC, the private equity and investment advisory firm that advises and manages CVC Funds, one of our Sponsors, which he joined in 2007. He is the head of CVC’s San Francisco office and shares responsibility for overseeing CVC’s U.S. Private Equity activities. Prior to joining CVC, Mr. Breitner was a Managing Director at Centre Partners, a private equity firm, where he worked from 1998 to 2007. Prior to Centre Partners, he worked in mergers and acquisitions at Bowles Hollowell Conner & Co. Mr. Breitner also serves on the board of directors of Advantage Solutions Inc., a leading business solutions provider to consumer goods manufacturers and retailers. Mr. Breitner has previously served on the board of directors of BJ’s Wholesale Club Holdings, Inc. and many other public and private companies. Mr. Breitner received a bachelor’s degree in psychology from Duke University. His retail industry experience qualifies him to serve on our board of directors.

Gary Briggs, 58, has served as a member of our board of directors since 2018. Since 2019, he has served as the Chairman at Hawkfish, a data and technology firm. He also serves on the board of directors of Etsy and Afterpay. Previously, between 2013 and 2018, Mr. Briggs served as the Chief Marketing Officer of Facebook, Inc. Prior to joining Facebook, he served in various leadership roles at Google Inc. Before then, he held a number of marketing and general management leadership roles at eBay Inc., PayPal, Inc., PepsiCo, Inc., and IBM Corp. Earlier in his career, he was a management consultant with McKinsey and Company. He holds a bachelor’s degree from Brown University and a master’s degree from the Kellogg School of Management at Northwestern University. His extensive experience in marketing and brand management qualifies him to serve on our board of directors.

Nishad Chande, 45, has served as a member of our board of directors since 2016. He is a Senior Managing Director, U.S. Head of Consumer and Co-Head of Business Services at CVC, the private equity and investment advisory firm that advises and manages CVC Funds, one of our Sponsors, which he joined in 2016. Prior to joining CVC, he worked at Centre Partners, a private equity firm, from 2005 to 2016, Bain & Company from 2003 to 2005, Raymond James Capital from 1999 to 2001, and Schroders from 1997 to 1999. Mr. Chande previously served on the board of directors of BJ’s Wholesale Club Holdings, Inc. Mr. Chande holds a bachelor’s degree in economics and mathematics from Dartmouth College and a master’s in business administration degree from the Wharton School at the University of Pennsylvania. His experience across multiple industries qualifies him to serve on our board of directors.

Christy Lake, 47, has served as a member of our board of directors since 2018. Since April 2020 she has served as the Chief People Officer at Twilio, a cloud communications platform. Previously, between 2018 and 2020, Ms. Lake served as Senior Vice President and Chief People Officer at Box, Inc., an internet company. Prior to Box, Ms. Lake worked at Medallia, serving as VP of People and Culture from 2016 to 2018 and VP of HRBP & HR Operations in 2016. Ms. Lake also served as Global Head of HR for HP Inc.’s Personal Systems division from 2015 to 2016 and has held additional HR positions at HP Inc. and The Home Depot, among other companies. Ms. Lake holds a bachelor’s degree in political science from the University of Connecticut. Her experience in leadership across various industries qualifies her to serve on our board of directors.

R. Michael (Mike) Mohan, 53, has served as a member of our board of directors since 2021.  Since June 2019, Mr. Mohan has served as the President and Chief Operating Officer of Best Buy Co., Inc. (“Best Buy”), a multinational consumer electronics retailer.  Prior to his current role, he served in the following roles at Best Buy:  Chief Operating Officer, U.S., from September 2018 until June 2019; Senior Executive Vice President and Chief Merchandising and Marketing Officer from 2017 until September 2018; Chief Merchandising Officer from 2014 to 2017; President, Home, from 2013 to 2014; Senior Vice President, General Manager - Home Business Group, from 2011 to 2013; Senior Vice President, Home Theatre, from 2008 to 2011; and Vice President, Home Entertainment, from 2006 to 2008. Prior to joining Best Buy in 2004 as Vice President, Digital Imaging, Mr. Mohan was Vice President and General Merchandising Manager for Good Guys, an audio/video specialty retailer in the western U.S. Mr. Mohan also previously worked at Future Shop in Canada from 1988 to 1997, prior to Best Buy’s acquisition of the company, where he served in various merchandising roles. Mr. Mohan also serves on the board of directors of Bloomin’ Brands, Inc., a hospitality industry company that owns several American casual dining restaurant chains, and as a national trustee for the Boys & Girls Clubs of America. His extensive retail industry and management experience, coupled with his digital marketing acumen, qualifies him to serve on our board of directors.

Jennifer Pereira, 38, has served as a member of our board of directors since 2016. She is a Senior Principal at CPP Investments, one of our Sponsors, which she joined in 2011 and where she currently leads consumer and retail private equity efforts in North America. Prior to joining CPP Investments, Ms. Pereira worked at the Boston Consulting Group from 2006 to 2009. Ms. Pereira also serves on the board of directors of Ultimate Kronos Group and as an observer on the board of directors of Merlin Entertainments Ltd. She holds a bachelor’s degree in engineering from the University of Toronto and a master’s degree in business administration from the Wharton School at the University of Pennsylvania. Her experience in private equity investing and the consumer and retail industries qualifies her to serve on our board of directors.

Sabrina Simmons, 57, has served as a member of our board of directors since 2021. She served as Executive Vice President and Chief Financial Officer of Gap, Inc., a worldwide clothing and accessories retailer, from January 2008 to February 2017. Previously, Ms. Simmons also served in the following positions at Gap, Inc.: Executive Vice President, Corporate Finance from September 2007 to January 2008; Senior Vice President, Corporate Finance and Treasurer from March 2003 to September 2007; and Vice President and Treasurer from September 2001 to March 2003. Prior to that, Ms. Simmons served as Chief Financial Officer and an executive member of the board of directors of Sygen International plc, a British genetics company, and was Assistant Treasurer at Levi Strauss & Co., a clothing company. Ms. Simmons also serves on the board of directors of Columbia Sportswear Company, as well as the board of directors and audit committee of each of Coursera, Inc., Williams-Sonoma, Inc., and e.l.f. Beauty, Inc. On March 26, 2021, Ms. Simmons notified e.l.f. Beauty, Inc. that she will resign from its board of directors effective as of May 31, 2021. She holds a bachelor’s degree in business administration from the University of California, Berkeley and a master’s degree in business administration from the Anderson School at the University of California, Los Angeles. Her public company, global retail and financial experience qualifies her to serve on our board of directors.

Christopher J. Stadler, 56, has served as a member of our board of directors since 2016. He is a Managing Partner at CVC, the private equity and investment advisory firm that advises and manages CVC Funds, one of our Sponsors, which he joined in 2007. Mr. Stadler is on the board of the CVC Capital Partners advisory business and is the Co-Chairman of the Europe/North America Private Equity Board. Prior to joining CVC, he worked for Investcorp as Head of Private Equity, North America after joining as Managing Director in 1996. Mr. Stadler previously served on the board of directors of BJ’s Wholesale Club Holdings, Inc. He holds a bachelor’s degree in economics from Drew University and a master’s degree in business administration from Columbia University. His experience across multiple industries qualifies him to serve on our board of directors.

Mary Sullivan, 57, has served as a member of our board of directors since 2021. Ms. Sullivan is Senior Managing Director & Chief Talent Officer at CPP Investments, one of our Sponsors, which she joined in 2015 and where she currently is responsible for talent acquisition, organizational development, international mobility, compensation and benefits, facilities and office services, and inclusion and diversity. Prior to joining CPP Investments, Ms. Sullivan was Senior Vice President, People at Holt, Renfrew & Co., a Canadian luxury department store chain, from 2014 to 2015, where she was responsible for the Human Resources function. From 2007 to 2014, she worked at Four Seasons Hotels and Resorts, ending her career at the firm in the role of Senior Vice President, Corporate Human Resources. She also spent seven years as a leader of the Human Resources function at IMAX Corporation, ending as Senior Vice President of Human Resources. Ms. Sullivan holds a bachelor’s degree in administrative and commercial studies from the University of Western Ontario and a master’s degree in business administration from the Rotman School of Management at the University of Toronto. Her experience in leadership roles across the retail and hospitality industries qualifies her to serve on our board of directors.

Stockholder’s Agreement

In connection with our initial public offering, we entered into a stockholder’s agreement with our Principal Stockholder, which provides our Principal Stockholder with the right to designate a certain number of nominees for election to our board of directors and with certain committee nomination and observer rights. Specifically, pursuant to the stockholder’s agreement, so long as our Principal Stockholder (including its permitted transferees under the stockholder’s agreement) has sold, in the aggregate, (i) 50% or less of the total outstanding shares of Class A Common Stock and Class B-1 Common Stock beneficially owned (directly or indirectly) by it upon the completion of our initial public offering, it is entitled to nominate six directors, (ii) more than 50% but less than or equal to 75% of such shares, it is entitled to nominate four directors, (iii) more than 75% but less than or equal to 90% of such shares, it is entitled to nominate two directors, and (iv) more than 90% of such shares, it is not entitled to nominate any directors. If, with the Principal Stockholder’s prior written consent, the size of the board of directors is decreased, the Principal Stockholder is entitled to designate the same number of persons for nomination and election to our board of directors as set forth above. If, with the Principal Stockholder’s prior written consent, the size of board of directors is increased beyond 11 directors, our Principal Stockholder is entitled to designate a proportional number of persons for nomination and election to our board of directors (rounded up to the nearest whole, even number). In addition, subject to any requirements, including independence requirements, for committee members imposed by applicable law or by the applicable rules of any national securities exchange on which our Class A common stock may be listed or traded, our Principal Stockholder has the right to have two of its nominees appointed to serve on each committee of the board of directors for so long as our Principal Stockholder has the right to designate at least two directors for nomination and election to the board. Our Principal Stockholder is also entitled to designate at least four non-voting observers to attend all meetings of the board of directors and its committees as long as our Principal Stockholder has nomination rights under the Stockholder’s Agreement. For additional details, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—Stockholder’s Agreement” below.

The Principal Stockholder has nominated Christopher J. Stadler, Cameron Breitner, and Nishad Chande as designees of CVC, and Jennifer Pereira, Maximilian Biagosch, and Mary Sullivan as designees of CPP Investments, for election to our board of directors.

Status as a Controlled Company

Because our Sponsors control approximately 79.1% of the voting power with respect to director elections, we are a “controlled company” under the Nasdaq rules. A controlled company is not required to have a majority of independent directors or form an independent compensation or nominating and corporate governance committee. As a controlled company, we remain subject to rules that require us to have an audit committee composed entirely of independent directors, subject to the “phase-in” rules applicable to newly public companies. Under the “phase in”

rules, we must have at least three independent directors on our audit committee within one year of the effectiveness of the registration statement on Form S-1 (File No. 333-251107) that was filed in connection with our initial public offering (as amended, the “Form S-1”). If at any time we cease to be a controlled company, we will take all action necessary to comply with SEC rules and regulations and the Nasdaq rules, including appointing a majority of independent directors to our board of directors and ensuring that we have a compensation committee and a nominating and corporate governance committee each composed entirely of independent directors, subject to the permitted “phase-in” periods.

Committees of the Board of Directors

In connection with our initial public offering, our board of directors established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. These committees are each described below. Each of the board’s committees acts under a written charter, which was adopted and approved by our board of directors. Copies of the committees’ charters are available on our website at ir.petco.com/corporate-governance/documents-and-charters.

Audit Committee

Sabrina Simmons, Maximilian Biagosch, and R. Michael Mohan are members of the Audit Committee.  Ms. Simmons serves as the chair of the Audit Committee. We are relying on the phase-in rules of the SEC and Nasdaq with respect to the independence of our Audit Committee. These rules permit us to have an Audit Committee that has one member that is independent as of the effectiveness of the Form S-1, a majority of members that are independent within 90 days of the effectiveness of the Form S-1, and all members that are independent within one year of the effectiveness of the Form S-1. Each of R. Michael Mohan and Sabrina Simmons qualify as an “independent” director for purposes of the SEC and Nasdaq independence rules that are applicable to audit committee members. Sabrina Simmons also qualifies as an “audit committee financial expert” as defined by the SEC rules.  Our board of directors has considered Ms. Simmons’ temporary service on the audit committees of three other public companies until her resignation from e.l.f. Beauty, Inc. on May 31, 2021, and has determined that such simultaneous service does not impair her ability to effectively serve as a member of our Audit Committee. Under its charter, our Audit Committee, among other things, has responsibility for:

•

assisting our board of directors in its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent accountant’s qualifications and independence, and our accounting and financial reporting processes of and the audits of our financial statements;

•	preparing the report required by the SEC for inclusion in our annual proxy or information statement;
•	approving audit and non-audit services to be performed by the independent accountants; and
•	performing such other functions as our board of directors may from time to time assign to the committee.

Compensation Committee

Christy Lake, Maximilian Biagosch, and Cameron Breitner are members of the Compensation Committee. Cameron Breitner serves as the chair of the Compensation Committee. As a controlled company, we rely upon the exemption from the Nasdaq requirement that we have a compensation committee composed entirely of independent directors. Under its charter, our Compensation Committee, among other things, has responsibility for:

•

reviewing and approving the compensation and benefits of our Chief Executive Officer and other executive officers, or recommending such compensation for approval by our board of directors, as applicable;

•	recommending the amount and form of non-employee director compensation;
•	appointing and overseeing the work performed by any compensation consultant;

•

overseeing our strategies and policies related to human capital management, including with respect to matters such as diversity and inclusion, workplace environment and culture, and talent development and retention; and

•	performing such other functions as our board of directors may from time to time assign to the committee.

Nominating and Corporate Governance Committee

Mary Sullivan, Cameron Breitner, and Gary Briggs are members of the Nominating and Corporate Governance Committee. Gary Briggs serves as the chair of the Nominating and Corporate Governance Committee. As a controlled company, we rely upon the exemption from the Nasdaq requirement that we have a nominating and corporate governance committee composed entirely of independent directors. Under its charter, our Nominating and Corporate Governance Committee, among other things, has responsibility for:

•	identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;
•	engaging in succession planning for the board of directors;
•	recommending to our board of directors Petco’s director candidates for election at the annual meeting of stockholders;
•	developing and recommending to our board of directors a set of corporate governance guidelines and principles;
•	overseeing and, where appropriate, making recommendations to our board of directors regarding sustainability matters relevant to Petco’s business;
•	performing a leadership role in shaping our corporate governance; and
•	performing such other functions as our board of directors may from time to time assign to the committee.

Code of Business Conduct and Ethics

In connection with our initial public offering, we adopted a Code of Business Conduct and Ethics relating to the conduct of our business by all of our employees, executive officers (including our principal executive officer and principal financial officer/ principal accounting officer (or persons performing similar functions)), and directors. This code satisfies the requirement that we have a “code of conduct” under the Nasdaq and SEC rules and is available on our website at ir.petco.com/corporate-governance/documents-and-charters. To the extent required under the listing rules and SEC rules, we intend to disclose future amendments to certain provisions of this code, or waivers of such provisions, applicable to any of our executive officers or directors, on our website identified above.

Procedures for Recommending Individuals to Serve as Directors

Any stockholder who wishes to propose director nominees for consideration by our Nominating and Corporate Governance Committee, but does not wish to present such proposal at an annual meeting of stockholders, may do so at any time by directing a description of each nominee’s name and qualifications for board membership to the chair of the Nominating and Corporate Governance Committee, c/o our Corporate Secretary, at 10850 Via Frontera, San Diego, California 92127. The recommendation should contain all of the information regarding the nominee required under the “advance notice” provisions of our bylaws (which can be provided free of charge upon request by writing to the Corporate Secretary at the address listed above). The Nominating and Corporate Governance Committee evaluates nominee proposals submitted by stockholders in the same manner in which it evaluates other director nominees.

Corporate Governance Guidelines

In connection with our initial public offering, we adopted corporate governance guidelines, which serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas, including the role of our board of directors, board composition and leadership structure, director independence, director selection, qualification and election, director compensation, executive sessions, CEO evaluation, succession planning, annual board assessments, board committees, director orientation and continuing education, board communication with stockholders and others. A copy of our corporate governance guidelines are available on our website at ir.petco.com/corporate-governance/documents-and-charters.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, or CD&A, provides an overview of our executive compensation philosophy, objectives, and design and each element of our executive compensation program with regard to the compensation awarded to, earned by, or paid to our named executive officers (our “NEOs”), during fiscal 2020, as well as certain changes we have made to our executive compensation program since the end of fiscal 2020. Our NEOs are employed by our subsidiary, Petco Animals Supplies Stores, Inc.

For fiscal 2020, our NEOs were:

Name	Title
Ronald Coughlin, Jr.	Chief Executive Officer
Michael Nuzzo	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Darren MacDonald	Chief Digital & Innovation Officer
Justin Tichy	Chief Pet Care Center Officer
Ilene Eskenazi	Chief Legal Officer and Corporate Secretary (1)

(1)	Ms. Eskenazi was appointed as our Chief Legal Officer and Corporate Secretary effective September 14, 2020.

Principal Objectives of Our Compensation Program for Named Executive Officers

Our executive team is critical to our success and to building value for our stockholders. Our executive compensation program is designed to attract and retain highly skilled, performance-oriented executives who thrive in a culture focused on delivering purpose-driven results. We incentivize our senior leaders to deliver the highest levels of execution and business results, while also delivering on our mission of improving lives for pets, pet parents and our employees, who we refer to as our partners. We carry out these objectives through the following attributes of our executive compensation program:

•	We align executive compensation with achievement of operational and financial results, increases in stockholder value, and delivering on our mission.
•

A significant portion of total compensation for our executives is at-risk and is subject to short-term and long-term incentive programs that are designed to align their interests with those of our stockholders.

•	We evaluate the competitiveness and effectiveness of our compensation programs against other comparable businesses based on industry, size, and other relevant criteria in making pay decisions.
•

Total compensation for individual executives is influenced by a variety of factors, including each executive’s scope of responsibility, individual performance, skill set, experience, and expected future contributions.

•	We focus on creating simple, straightforward compensation programs that our partners and stockholders can easily understand.

Process for Setting Executive Compensation

Role of our Compensation Committee and Management in Compensation Decisions

As described below, the primary elements of our executive compensation program are annual base salary, annual short-term cash incentives, long-term equity incentives, retirement benefits, and severance benefits. Together, these items are intended to be complementary and serve the goals described above.

Our executive compensation program is developed and overseen by the Compensation Committee. The purpose of the Compensation Committee is to assist our board of directors in discharging its responsibilities relating to the compensation of our executive officers and directors, including by overseeing Petco’s overall compensation, philosophy, policies, and programs, evaluating the compensation and performance of our executive officers, reviewing, approving, and modifying the terms of our compensation and benefit plans and programs as appropriate. Subject in certain circumstances to approval by our board of directors, the Compensation Committee has the sole authority to make final decisions with respect to our executive compensation program. For more information regarding the authority and responsibilities of the Compensation Committee, please refer to the Compensation Committee Charter, which is available via Petco’s Investor Relations website at ir.petco.com/investor-relations by selecting “Governance” and then “Documents & Charters.”

In making decisions regarding the allocation of compensation between short-term and long-term compensation, between cash and non-cash compensation, and among different forms of cash and non-cash compensation, the Compensation Committee took into account the views and recommendations of management, in particular our Chief Executive Officer, or our CEO (except with respect to his own compensation). Our CEO made recommendations about annual base salary increases, annual short-term incentive targets and long-term equity grants for our NEOs using market data and internal equity alignment while working within the parameters of our annual budget for base salary increases and the size of the equity pool.

Use of Compensation Consultants

During fiscal 2020, the Compensation Committee engaged Exequity as its independent compensation consultant. Exequity assisted the Compensation Committee in designing the executive compensation program in connection with our initial public offering, which included the establishment of our 2020 Peer Group (as defined below), a review and analysis of our executive compensation levels and practices relative to the 2020 Peer Group, remuneration of members of our board of directors, executive officer and non-employee director ownership guidelines, and long-term incentive plan design and grant practices. After taking into consideration the factors listed in Nasdaq Listing Rule 5605(d)(3)(D), the Compensation Committee concluded that there are no conflicts of interest with respect to the engagement of Exequity by the Compensation Committee.

2020 Peer Group

In October 2020, the Compensation Committee, with the assistance of Exequity, selected a peer group of companies in similar size and with whom we may compete for talent to inform our compensation decisions (the “2020 Peer Group”). In determining appropriate compensation opportunities for our NEOs, the Compensation Committee reviewed competitive market data provided by Exequity regarding the compensation practices of our 2020 Peer Group. The following 16 companies comprised our 2020 Peer Group:

The Aaron’s Company, Inc.	National Vision Holdings, Inc.
Advance Auto Parts, Inc.	PriceSmart, Inc.
American Eagle Outfitters, Inc.	RH
Casey’s General Stores, Inc.	Sally Beauty Holdings, Inc.
Central Garden & Pet Company	Sprouts Farmers Market, Inc.
DICK’s Sporting Goods, Inc.	Tractor Supply Company
Foot Locker, Inc.	Ulta Beauty, Inc.
The Michaels Companies, Inc.	Williams-Sonoma, Inc.

Internal Pay Equity and Other Factors

In setting base salary, annual short-term cash incentives and long-term equity incentives, our board of directors, in collaboration with the CEO, has considered factors such as internal pay equity, the experience and length of service of the executive, relative responsibilities among members of our executive team, individual contributions by the executive, and business conditions. In addition, our board of directors has also historically relied on the experience of its Sponsor-affiliated members who consider the compensation of our executive team in light of the compensation structure of other portfolio companies or private equity-backed companies in general, which typically favors a higher emphasis on long-term incentive compensation due to the nature of such businesses and their ownership.

For elements of compensation other than total direct compensation, such as severance and change in control benefits, our board of directors has relied on its own business experience and familiarity with market conditions in determining the appropriate level of protections for our NEOs.

Elements of Compensation

The main components of our executive compensation during fiscal 2020 included base salary, an annual cash incentive, long-term equity incentive awards, and other benefits and perquisites.

Base Salary

We pay our NEOs a base salary to provide them with a fixed, base level of compensation commensurate with the executive’s skill, competencies, experience, contributions, and performance, as well as general review of market compensation. Base salaries are generally reviewed annually, and the Compensation Committee makes adjustments to reflect individual and Petco performance as well as any survey and peer group data provided at such time. Our CEO and Chief Human Resources Officer make recommendations to our Compensation Committee regarding base salary adjustments for our NEOs (except with respect to their own salaries). These recommendations are generally based upon the executive’s individual contributions to Petco for the prior fiscal year, leadership and contribution to Petco performance, internal pay considerations, market conditions and survey data, and our overall budget for base salary increases for Petco partners generally. Our Compensation Committee takes all of these factors into account when making its decisions on base salaries but does not assign any specific weight to any one factor. In addition to the annual base salary review, our Compensation Committee may also adjust base salaries at other times during the year in connection with promotions or increased responsibilities or to maintain competitiveness in the market.

In connection with the COVID-19 pandemic and the resulting economic downturn, our executive leaders, including our NEOs, proactively agreed to temporarily receive reduced base salaries in light of the economic uncertainties caused by the pandemic. Effective April 19, 2020 through May 30, 2020, Mr. Coughlin agreed to receive no base salary, while all other NEOs agreed to 25% reductions in base salary. Effective May 31, 2020, base salaries for all NEOs returned to pre-pandemic levels.

In connection with her appointment in September 2020, Ms. Eskenazi’s base salary was established at $490,000. Also in September 2020, the Compensation Committee awarded each of the other NEOs a 2.25% base salary increase in accordance with our annual merit cycle. These base salary increases were consistent with Petco-wide increases provided to all salaried partners based upon Petco’s strong performance through unprecedented times, which was accomplished as one team.

In December 2020, the Compensation Committee awarded an additional pay increase to Messrs. MacDonald and Tichy to bring their respective base salaries to $600,000, effective upon the consummation of our initial public offering, in order to align total cash compensation and recognize the internal value and contribution currently delivered by Messrs. MacDonald and Tichy. Additionally, upon the consummation of our initial public offering and the effectiveness of his amended and restated employment agreement, Mr. Coughlin’s base salary was further increased to $1,100,000 to recognize his additional duties as Chairman of our board of directors and to align his base salary with market practices based on survey data and our 2020 Peer Group.

The chart below provides the base salary for each of our NEOs as of the end of fiscal 2020.

Name	Base Salary as of 01/30/2021
Ronald Coughlin, Jr.	$1,100,000
Michael Nuzzo	$664,625
Darren MacDonald	$600,000
Justin Tichy	$600,000
Ilene Eskenazi	$490,000

Annual Cash Incentive Program

A hallmark of the transformation of our business has been the belief that annual cash incentives should be based upon actual performance measured against specified key business and financial metrics. These metrics typically span both company and individual performance. However, in connection with the COVID-19 pandemic and the extraordinary circumstances and unpredictability resulting from the global economic downturn, the Compensation Committee did not approve an annual incentive plan for fiscal 2020. Instead, the Compensation Committee determined that it would review operating performance, with a focus on our Adjusted EBITDA (which is a non-GAAP financial measure and is generally calculated consistent with the calculations shown under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures to GAAP Measures” above), and to use its discretion to determine annual incentive payouts for NEOs at the end of fiscal 2020.

Each of our NEOs participates in our Corporate Annual Performance Incentive Plan (the “Bonus Plan”) and is eligible for a target annual cash bonus that is equal to a percentage of his or her annual base salary actually earned (excluding, for fiscal 2020, the impact on earned base salary of the temporary reductions as a result of the COVID-19 pandemic described above), except for Ms. Eskenazi, whose target annual cash bonus is based on her annualized base salary. For fiscal 2020, the target annual bonus for each of our NEOs was as follows:

Name	Target Annual Cash Incentive (% of Base Salary)
Ronald Coughlin, Jr.	125%
Michael Nuzzo	80%
Darren MacDonald	80%
Justin Tichy	60%
Ilene Eskenazi	60%

In December 2020, based on the extraordinary efforts of eligible partners to adapt our business practices in light of the COVID-19 pandemic, including implementing store safety practices, remote working, and innovative customer solutions such as BOPUS and same day delivery, the Compensation Committee elected to pay 50% of each eligible partner’s, including each NEO’s, target annual cash incentive amount early given our company’s performance through that date and the broad-based economic impacts of the COVID-19 pandemic. In February 2021, based on over-performance of several key financial and operational metrics, including revenue and Adjusted EBITDA, the Compensation Committee recommended, and our board of directors approved, a payout factor of 150% resulting in the following annual cash incentive awards under the Bonus Plan (which includes the portion paid in December 2020):

Name	Annual Cash Incentive Award for 2020
Ronald Coughlin, Jr.	$1,624,881
Michael Nuzzo	$787,088
Darren MacDonald	$667,736
Justin Tichy	$439,704
Ilene Eskenazi (1)	$441,000

(1)	Per the terms of her employment letter, Ms. Eskenazi was eligible to receive a guaranteed payout of at least $294,000, representing her target annual cash incentive award, for fiscal 2020.

Long-Term Equity Incentive Compensation

Prior to our Initial Public Offering

Prior to our initial public offering, our equity incentive program consisted of grants of Common Series C Units in Scooby LP, our indirect parent (the “C Units”). This was the primary long-term incentive program prior to our initial public offering. C Units are intended to qualify as “profits interests” for U.S. income tax purposes. The C Units are designed to align the NEOs’ interests with the interests of our equity holders and represent interests in the future profits (once a certain level of proceeds has been generated) in Scooby LP (and its operating entities). We historically granted C Units to new executives upon hire, or a short time thereafter, and to our existing executives from time to time. Scooby LP and our board of directors determined the appropriate number of C Units for each grant by giving consideration to external factors (such as make-whole awards for employees forfeiting compensation opportunities from their prior employers), internal pay equity, retention needs, promotions, and the challenges facing Petco at the time of grant. Like stock options, the C Units only generate payments to recipients if the value of Petco increases after the C Units are granted. C Units that were granted in the past, and particularly those granted during periods of lower company performance, typically have lower Distribution Thresholds (as defined below) and thus the greatest potential opportunity for appreciation. Company management, including the NEOs, have driven various transformational changes in the business which resulted in accelerated financial and operational performance above expectations. As a result, these C Units have substantially appreciated in value since the applicable dates of grant.

C Units are granted with a “Distribution Threshold,” which acts similarly to a strike price for a stock option such that the holder will only realize value following returns to investors in excess of such amount. The Distribution Threshold has traditionally been reviewed and set on a periodic basis in conjunction with an outside valuation. The C Units granted in fiscal 2020 to Mr. Tichy and Ms. Eskenazi were granted with a Distribution Threshold of $0.60 per unit pursuant to an outside valuation, and the C Units granted in fiscal 2020 to Messrs. Coughlin and Nuzzo were granted with a Distribution Threshold of $1.00 per unit, which was in excess of such outside valuation.

C Units generally vest in equal annual installments over five years following the date of grant or vesting commencement date and are subject to accelerated vesting in connection with a change in control and certain other events, as described under “—Potential Payments Upon Termination or Change in Control—C Units” below. The C Units remained outstanding following our initial public offering, and no additional C Units have been or will be awarded following our initial public offering.

During fiscal 2020, the following C Unit awards were granted to the NEOs:

Name	C Units Granted (#)
Ronald Coughlin, Jr.	15,000,000
Michael Nuzzo	3,000,000
Darren MacDonald	—
Justin Tichy	1,000,000
Ilene Eskenazi	3,000,000

Mr. Coughlin’s and Mr. Nuzzo’s awards were granted in recognition for their roles and extra efforts related to the initial public offering and as a way to further align their interests with our stockholders’ interests. Their grants were offered at a Distribution Threshold higher than other NEOs and significantly in excess of the then-fair market value of Scooby LP as determined by an outside valuation firm. The grant for Mr. Tichy was awarded as recognition of strong performance, retention, and internal equity alignment purposes, and the grant to Ms. Eskenazi was made in connection with her appointment as Chief Legal Officer pursuant to the terms of her employment letter.

Following our Initial Public Offering

Prior to our initial public offering, the Compensation Committee reviewed market data provided by Exequity regarding public company equity plan practices and recommended that our board of directors adopt a broad-based equity incentive plan to align with such market practices. In light of this recommendation, in connection with the consummation of our initial public offering, our board of directors adopted the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to promote and closely align the interests of our partners, officers, non-employee directors, and other service providers and our stockholders by providing stock-based compensation and other performance-based compensation. The 2021 Plan allows for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), incentive bonuses, and other stock-based awards.

Our board of directors approved equity awards to our NEOs under the 2021 Plan on January 13, 2021 in the form of stock options and time-based RSUs, in each case, which vest as follows:

Award amounts were based on a combination of factors, including the annual equity award levels of similarly situated officers at companies in our 2020 Peer Group, recognition of the tremendous efforts of our NEOs in completing our initial public offering, and to provide an initial foundation for aligning our NEOs’ interests with the interests of our stockholders through stock ownership. In addition, the equity awards approved at the time of the public offering contemplate the fact that no annual equity awards are expected be made in fiscal 2021. Award amounts do not reflect the size of typical annual equity grants expected in the future. The grant date fair value of these grants for purposes of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) are set forth below:

Name	Stock Options ($)	Time-Based RSUs ($)
Ronald Coughlin, Jr.	$8,750,000	$3,750,012
Michael Nuzzo	$1,500,002	$1,500,012
Darren MacDonald	$1,125,005	$1,125,000
Justin Tichy	$1,125,005	$1,125,000
Ilene Eskenazi	$500,003	$500,004

Our board of directors also approved grants of performance-based RSUs (the “EBITDA PSUs”) to Mr. Coughlin and Mr. Nuzzo and an additional retention RSU grant to Mr. Nuzzo on January 13, 2021, in each case, as described in further detail under “Executive Compensation Tables—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements” below. The Compensation Committee and our board of directors intend to incorporate performance-based constructs into future grants under the 2021 Plan.

Other Benefits and Perquisites

Health and Welfare Benefits

Our NEOs are eligible to participate in our health and welfare plans on the same terms offered to all of our salaried partners, with the exception of life insurance and disability coverage—which is provided at enhanced levels for all partners who serve as Vice Presidents or above.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan in which our NEOs participate. All of our NEOs are eligible to participate in our 401(k) plan, which is a broad-based tax-qualified defined contribution retirement plan in which generally all of our partners can participate. Under the 401(k) plan, we make discretionary matching contributions, including to our NEOs, equal to 100% of the first 1% of an employee’s contributions and 50% on the next 2% of base salary deferred, subject to certain limits under the Code (as defined herein), and partners vest ratably in matching contributions over a period of three years of service.

All of our NEOs are also eligible to participate in our nonqualified deferred compensation plan, which is a non-tax-qualified retirement plan that provides eligible partners with an opportunity to defer a portion of their annual base salary and bonus. Under the nonqualified deferred compensation plan, we make a discretionary matching contribution of 50% of an eligible partner’s contributions on the first 3% of base salary deferred (or, if the eligible partner is not yet eligible to participate in our 401(k) plan, the first 6% of base salary deferred) and on the first 6% of annual bonus deferred. The nonqualified deferred compensation plan is described further under “—Nonqualified Deferred Compensation” below.

We believe that our retirement programs serve as an important tool to attract and retain our NEOs and other key partners. We also believe that offering the ability to create stable retirement benefits encourages our NEOs and other key partners to make a long-term commitment to us.

Severance Benefits under Employment Agreements

We have entered into employment agreements or employment letters with each of our NEOs, which are described in more detail under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “—Potential Payments Upon Termination or Change in Control—Employment Agreements” below. The employment agreements and employment letters provide our NEOs with severance protection, which is designed to be fair and competitive in order to aid in attracting and retaining experienced executives.

Perquisites

During fiscal 2020, we provided our NEOs with limited, low cost perquisites, including financial counseling services and wellness exams. We provide these limited perquisites to ensure our compensation program, as a whole, remains competitive with companies for which we compete for talent. In addition, during fiscal 2020, due to security concerns generated from his position with our company, we covered the costs associated with certain security measures at Mr. Coughlin’s personal residence.

2021 Employee Stock Purchase Plan

In connection with the consummation of our initial public offering, we adopted the Petco Health and Wellness Company, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to encourage and enable our eligible partners to acquire a proprietary interest in us through the ownership of our Class A common stock. The ESPP, and the rights of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Code. Our NEOs are eligible to participate in the ESPP on the same basis as our other partners.

Other Matters

Tax and Accounting Implications of Executive Compensation Decisions

Historically, we have not previously taken the deductibility limit imposed by Section 162(m) of the Code into consideration in making compensation decisions. However, as a public company, we may authorize compensation payments that exceed the deductibility limitation under Section 162(m) of the Code when we believe that such payments are appropriate to attract and retain executive talent. In addition, amounts in excess of the $1 million threshold paid pursuant to our existing employment agreements, employment letters and other arrangements may be nondeductible.

We account for the C Units and equity awards under the 2021 Plan in accordance with the FASB ASC Topic 718, which requires us to estimate the expense of an award over the vesting period applicable to such award.

Risk Assessment

The Compensation Committee does not believe that our executive and non-executive compensation programs encourage excessive or unnecessary risk taking, and any risk inherent in our compensation programs is unlikely to have a material adverse effect on us.

Prohibition on Hedging and Pledging

In connection with our initial public offering, we adopted an Insider Trading Policy pursuant to which, among other things, our directors, officers, and employees, and their respective family members and controlled entities, are prohibited from (i) engaging in speculative transactions (including short sales and puts or calls), (ii) hedging of Petco securities (including through the purchase of financial instruments such as prepaid variable forward contracts, equity swaps, collars and exchange funds), and (iii) pledging Petco securities as collateral for a loan or holding Petco securities in a margin account.

Stock Ownership Guidelines

In connection our initial public offering, we adopted stock ownership guidelines applicable to our NEOs, other officers, and members of our board of directors to create alignment between our officers and directors and our long-term performance, as well as to minimize excess risk taking that might lead to short-term returns at the expense of long-term value creation. The ownership guidelines were established at the following levels:

Title	Ownership Level
Chief Executive Officer	5x annual base salary
Chief Financial Officer	3x annual base salary
Other NEOs and Officers	2x annual base salary
Independent Directors	5x annual cash retainer

Under the guidelines, the requisite ownership level must be achieved within the later of (i) five years following the consummation of the initial public offering or (ii) five years following the officer or director becoming subject to the stock ownership guidelines. In determining ownership levels, we include shares of our Class A common stock owned outright by the officer or director, unvested time-based restricted shares and restricted stock units, vested in-the-money stock options, and shares of our common stock owned by the officer or director through our retirement plan and the ESPP. Unvested stock options, stock options that are not in-the-money, and unearned performance-based equity are not included in determining ownership levels.

Fiscal 2021 Compensation Decisions

In December 2020, after review of external benchmarking data and the internal pay alignment and scope of responsibilities of our NEOs, the Compensation Committee determined that it was appropriate to increase Mr. Tichy’s target annual bonus for fiscal 2021 from 60% to 80% of his base salary. The target annual cash bonuses for the other NEOs as a percentage of base salary remained unchanged for fiscal 2021.

In March 2021, with the assistance of Exequity, the Compensation Committee adopted the Bonus Plan for the 2021 fiscal year to align its annual cash incentive program with market practices of the 2020 Peer Group and public companies in general. Annual cash incentives under the Bonus Plan for fiscal 2021 will be based on the achievement of Petco, business unit and individual performance goals. For Mr. Coughlin and Ms. Eskenazi, Petco Adjusted EBITDA performance and Petco total revenue performance are each weighted 40%, with individual performance weighted 20%. For Messrs. Nuzzo, MacDonald and Tichy, Petco Adjusted EBITDA performance and Petco total revenue performance are each weighted 20%, with individual performance also weighted 20%. Additionally, each of Messrs. Nuzzo, MacDonald and Tichy have a revenue and gross profits measure, each weighted 20%, specific to their applicable business unit.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K and discussed that section with management. Based on its review and discussions with management, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. This report is provided by the following members of our board of directors, who compose the Compensation Committee:

Cameron Breitner, Chairperson

Maximilian Biagosch

Christy Lake

Executive Compensation Tables

Summary Compensation Table

The table below sets forth the compensation earned by our NEOs during fiscal 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(6)	Total ($)
Ronald Coughlin, Jr.	2020	$768,526	$1,624,881	$14,647,787	$8,750,000	—		$107,129	$25,898,323
Chief Executive Officer	2019	$850,000	$1,158,125	$7,578,000	—	—		$44,527	$9,630,652
Michael Nuzzo	2020	$637,156	$787,088	$7,861,702	$1,500,002	—		$27,492	$10,813,440
EVP, Chief Financial Officer and Chief Operating Officer	2019	$650,000	$1,146,000	—	—	—		$30,271	$1,826,271
Darren MacDonald	2020	$540,579	$1,342,736	$1,125,000	$1,125,005	$2,420,000	(5)	$41,644	$6,594,964
Chief Digital & Innovation Officer	2019	$349,039	$512,000	$1,948,000	—	—		$267,677	$3,076,716
Justin Tichy	2020	$474,715	$451,704	$1,569,926	$1,125,005	—		$2,397	$3,623,747
Chief Pet Care Center Officer	2019	$480,000	$414,400	$894,250	—	—		$5,292	$1,793,942
Ilene Eskenazi (1)	2020	$188,462	$566,000	$2,251,802	$500,003	—		$1,486	$3,507,753
Chief Legal Officer and Corporate Secretary

(1)	Ms. Eskenazi was appointed as our Chief Legal Officer and Corporate Secretary effective September 14, 2020.
(2)

Amounts in this column include: (i) under the terms of his employment agreement, Mr. MacDonald received a $675,000 retention bonus in February 2020, as described in more detail under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements—Darren MacDonald” below; (ii) under the terms of his employment letter, Mr. Tichy was paid the final $12,000 installment of his sign-on bonus, (iii) under the terms of her employment letter, Ms. Eskenazi was paid a $125,000 sign-on bonus and (iv) each NEO received an annual cash incentive award under the Bonus Plan for fiscal 2020, as described in more detail under “—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Program” above, which were paid in part in December 2020 and in part in early 2021.

(3)

Amounts in this column represent the aggregate grant date fair value of the C Units, RSUs and EBITDA PSUs granted during fiscal 2020, calculated in accordance with FASB ASC Topic 718. For additional information regarding the assumptions underlying this calculation please read Note 13 to our consolidated financial statements for the fiscal year ended January 30, 2021.

(4)

Amounts in this column represent the aggregate grant date fair value of the stock options granted under the 2021 Plan during fiscal 2020, calculated in accordance with FASB ASC Topic 718. For additional information regarding the assumptions underlying this calculation please read Note 13 to our consolidated financial statements for the fiscal year ended January 30, 2021.

(5)

Amount reflects Mr. MacDonald’s digital growth award, as described under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements—Darren MacDonald” below, earned for fiscal 2020. The digital growth award paid in March 2021, one-half in cash and one-half through the grant of restricted stock under the 2021 Plan that vest as to 50% on each of March 30, 2022 and March 30, 2023.

(6)

Amounts reported in the “All Other Compensation” column include (i) matching contributions under our 401(k) plan made during fiscal 2020, (ii) matching contributions under our nonqualified deferred compensation plan made during fiscal 2020, (iii) life insurance premiums paid by us for the benefit of the NEOs, and (iv) additional amounts, each as set forth in the following table:

Name	Petco 401(k) Match ($)	Petco NQDC Match ($)	Life Insurance Premiums ($)	Additional Amounts ($)(a)	All Other Compensation Total ($)
Ronald Coughlin, Jr.	$2,520	$63,476	$1,236	$39,897	$107,129
Michael Nuzzo	$4,398	—	$1,236	$21,858	$27,492
Darren MacDonald	$5,851	$30,837	$1,236	$3,720	$41,644
Justin Tichy	—	$598	$1,236	$563	$2,397
Ilene Eskenazi	—	—	$1,236	$250	$1,486

(a)

Additional amounts represent (i) for Mr. Coughlin, a work from home stipend, expenses relating to financial counseling, expenses related to private security benefits, and expenses related to security improvements to his personal residence ($30,945), (ii) for Mr. Nuzzo, a work from home stipend, and expenses relating to financial counseling benefits, (iii) for Mr. MacDonald, a work from home stipend, and expenses relating to executive wellness benefits, (iv) for Mr. Tichy, a work from home stipend, and (v) for Ms. Eskenazi, a work from home stipend, and bring your own device stipend.

2020 Grants of Plan-Based Awards Table

The following table includes information regarding C Units granted to each NEO and stock options, RSUs and EBITDA PSUs granted to each NEO under the 2021 Plan, in each case, during fiscal 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards (#)	Awards ($)(1)
Ronald Coughlin, Jr.
C Units (2)	8/25/20							15,000,000			$5,897,771
EBITDA PSUs (3)	1/13/21				—	277,778	—				$5,000,004
RSUs (4)	1/13/21							208,334			$3,750,012
Stock Options (5)	1/13/21								1,250,000	$18.00	$8,750,000
Michael Nuzzo
C Units (2)	9/16/20							3,000,000			$1,361,668
EBITDA PSUs (3)	1/13/21				—	111,112	—				$2,000,016
RSUs (4)	1/13/21							83,334			$1,500,012
RSUs (6)	1/13/21							166,667			$3,000,006
Stock Options (5)	1/13/21								214,286	$18.00	$1,500,002
Darren MacDonald
Digital Growth Award (7)		$500,000	—	$4,302,000
RSUs (4)	1/13/21							62,500			$1,125,000
Stock Options (5)	1/13/21								160,715	$18.00	$1,125,005
Justin Tichy
C Units (2)	8/3/20							1,000,000			$444,926
RSUs (4)	1/13/21							62,500			$1,125,000
Stock Options (5)	1/13/21								160,715	$18.00	$1,125,005
Ilene Eskenazi
C Units (2)	9/16/20							3,000,000			$1,751,798
RSUs (4)	1/13/21							27,778			$500,004
Stock Options (5)	1/13/21								71,429	$18.00	$500,003

(1)

Amounts in this column represent the aggregate grant date fair value of the C Units, stock options, RSUs, and EBITDA PSUs granted during fiscal 2020, calculated in accordance with FASB ASC Topic 718. For additional information regarding the assumptions underlying this calculation please read Note 13 to our consolidated financial statements for the fiscal year ended January 30, 2021. Please read “—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Compensation” above for more information regarding these grants.

(2)

C Units granted during fiscal 2020 vest in equal annual increments over five years following the date of grant (for Messrs. Nuzzo and Tichy and Ms. Eskenazi) or specified vesting commencement date (for Mr. Coughlin, which was July 27, 2020), subject to full acceleration upon the consummation of a change in control and partial acceleration in connection with certain other events.

(3)

EBITDA PSUs granted during fiscal 2020 will vest if our earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted by our board of directors, exceeds $500 million for the 2021 fiscal year, subject to the NEO’s continued employment through the end of such fiscal year. Please read “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements” below for more information regarding these awards.

(4)

RSUs granted during fiscal 2020 will vest as to 34% on the first anniversary of the grant date and as to 16.5% at the end of each six-month period thereafter, subject to the NEO’s continued employment through each vesting date.

(5)

Stock options granted during fiscal 2020 will vest as to 34% on the first anniversary of the grant date and as to 16.5% at the end of each six-month period thereafter, subject to the NEO’s continued employment through each vesting date.

(6)

RSUs granted during fiscal 2020 will vest as to 34% on the first anniversary of the grant date and as to 33% on each of the second and third anniversaries of the grant date, subject to the NEO’s continued employment through each vesting date. Please read “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements—Michael Nuzzo” below for more information regarding this award.

(7)

Mr. MacDonald was eligible to earn a digital growth award for fiscal 2020 based on the digital revenue and Digital EBITDA achieved during fiscal 2020, as described in more detail under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements—Darren MacDonald” below. The digital growth award contains threshold and maximum payouts, but it does not include a specified target payout.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Ronald Coughlin, Jr.

Effective upon our initial public offering, we entered into an amended and restated employment agreement with Mr. Coughlin, pursuant to which he is entitled to receive a base salary of no less than $1,100,000, an annual bonus targeted at 125% of his base salary subject to the achievement of board-approved performance goals, and other customary terms and conditions. Additionally, $2,666,667 of a previously provided stock replacement payment remains subject to repayment upon a voluntary termination or termination by us for cause prior to June 4, 2021. In connection with the amendment and restatement, Mr. Coughlin also received a one-time grant of EBITDA PSUs on January 13, 2021 with an aggregate value of $5,000,000, which will vest if our EBITDA, as adjusted by our board of directors, exceeds $500 million for fiscal 2021, subject to his continued employment through the end of such fiscal year. Mr. Coughlin is eligible for certain payments upon certain terminations of employment, as described under “—Potential Payments Upon Termination or Change in Control—Employment Agreements—Ronald Coughlin, Jr.” below.

Mr. Coughlin’s agreement (and his amended and restated agreement) also subjects him to covenants regarding non-solicitation of our partners and our customers, vendors, distributors, and strategic partners while Mr. Coughlin is employed by us and for one year thereafter. Mr. Coughlin is also a party to our standard Employee Proprietary Information and Inventions Agreement and our standard Confidentiality and Inventions Agreement which, among other things, provide us standard protections regarding the confidentiality of our proprietary information and our ownership of intellectual property.

Michael Nuzzo

Mr. Nuzzo is party to an employment agreement with us dated April 8, 2015, as amended January 26, 2016. Pursuant to Mr. Nuzzo’s employment agreement, he was entitled to receive an initial base salary of $575,000, an annual bonus targeted at 80% of his base salary subject to the achievement of performance goals, and other customary terms and conditions. Mr. Nuzzo is eligible for certain payments upon certain terminations of employment, as described under “—Potential Payments Upon Termination or Change in Control—Employment Agreements—Michael Nuzzo” below. The agreement subjects Mr. Nuzzo to covenants regarding non-solicitation of our partners and our customers, vendors, distributors, and strategic partners while Mr. Nuzzo is employed by us and for one year thereafter. Mr. Nuzzo is also a party to our standard Confidentiality and Inventions Agreement which, among other things, provides us standard protections regarding the confidentiality of our proprietary information and our ownership of intellectual property.

Mr. Nuzzo is also party to a special retention bonus agreement, dated August 31, 2018, which was amended and restated effective October 8, 2020 and further amended and restated effective December 3, 2020, that provides the opportunity for potential bonuses and awards, as described below.

•	Cash retention bonuses totaling $1,500,000, of which $500,000 was paid in October 2019 and $1,000,000 will be paid in April 2021.
•

One-time grant of EBITDA PSUs with an aggregate value of $2,000,000, which will vest if our EBITDA, as adjusted by our board of directors, exceeds $500 million for fiscal 2021, subject to his continued employment through the end of such fiscal year, which was granted on January 13, 2021.

•

One-time grant of 3,000,000 C Units granted in September 2020 (described above under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Compensation—Fiscal Year 2020 Long-Term Equity Incentive Compensation Actions”). To better align Mr. Nuzzo with the interests of current equity holders, this grant utilizes a special higher Distribution Threshold of $1.00 per unit. The award recognizes the unique role that Mr. Nuzzo plays with respect to generating future value and provides a heightened threshold for his attainment of reward associated with any future value generated by Petco.

•

One-time RSUs award with an aggregate value of $3,000,000, which was granted on January 13, 2021. The RSUs vest over three years following the date the award is issued, with 34% vesting on the first anniversary of such date and 33% vesting on each of the second and third anniversaries of such date.

Mr. Nuzzo is eligible for certain payments upon certain terminations of employment and change in control events under the Nuzzo Employment Agreement and the special retention bonus agreement, as described under “—Potential Payments Upon Termination or Change in Control—Employment Agreements—Michael Nuzzo” below.

Darren MacDonald

In connection with his appointment, we entered into an employment agreement with Mr. MacDonald on May 25, 2019, pursuant to which Mr. MacDonald is entitled to receive a base salary of $550,000, annual bonus targeted at 80% of his base salary subject to achievement of performance goals, relocation assistance, and other customary terms and conditions. Pursuant to Mr. MacDonald’s employment agreement, Mr. MacDonald was paid a retention bonus of $675,000 in February 2020 (one-half of which is subject to repayment upon voluntary termination or a termination by us for cause prior to June 18, 2021). In addition, Mr. MacDonald will be entitled to a “digital growth award” based on revenues and EBITDA of our digital platform (“Digital EBITDA”) for each fiscal year through the fiscal year ending January 29, 2022, and Digital EBITDA is defined to mean (i) sales on our digital platform, less (ii) cost of goods sold attributable to such sales, less (iii) direct marketing spending on the digital platform, less (iv) any other direct expenses related to the digital platform, and subject to adjustment by our board in specified circumstances. The amount of the bonus will be determined as follows:

Digital Revenue	Minimum Digital EBITDA	Amount of Digital Growth Award
Less than $538 million	N/A	$—
At least $538 million but less than $591 million	$38 million	$500,000
At least $591 million but less than $619 million	$43 million	$1,076,000
At least $619 million but less than $645 million	$46 million	$2,420,000
$645 million or more	$48 million	$4,302,000

If digital revenue is in a range above the corresponding Digital EBITDA range but the minimum Digital EBITDA goal is not met, then the award will be the amount in the immediately-preceding row (e.g., if digital revenue were $600 million but Digital EBITDA were less than $43 million, the award would be $500,000). Any earned bonus will be paid following a change in control, an initial public offering, a secondary public offering, or a cash dividend to our stockholders, subject to specified caps. Except as described under “—Potential Payments Upon Termination or Change in Control—Employment Agreements—Darren MacDonald” below, Mr. MacDonald must remain employed by us through the payment date in order to receive payment of any earned award. Under the terms of the employment agreement, the digital growth award, if earned, will be settled one-half in cash and one-half in fully vested B Units.

Following the end of fiscal 2020, the Compensation Committee and our board of directors determined that Mr. MacDonald earned a digital growth award of $2,420,000 based on the digital revenue and Digital EBITDA achieved during fiscal 2020. In lieu of settling the digital growth award earned for fiscal 2020 in cash and fully vested B Units, the Compensation Committee recommended, and our board of directors approved, the settlement of the award one-half in cash and one-half in restricted stock under the 2021 Plan. The restricted stock will vest as to 50% on each of the first and second anniversaries of the March 30, 2021 date of grant, generally subject to Mr. MacDonald’s continued employment through each vesting date.

Mr. MacDonald is eligible for certain payments upon certain terminations of employment, as described under “—Potential Payments Upon Termination or Change in Control—Employment Agreements—Darren MacDonald” below. The agreement also subjects Mr. MacDonald to covenants regarding non-solicitation of our partners and our customers, vendors, distributors, and strategic partners while Mr. MacDonald is employed by us and for one year thereafter. Mr. MacDonald is also a party to our standard Confidentiality and Inventions Agreement which, among other things, provides us standard protections regarding the confidentiality of our proprietary information and our ownership of intellectual property.

Justin Tichy

In connection with his appointment, we entered into an employment letter agreement with Mr. Tichy on September 17, 2018, pursuant to which Mr. Tichy was entitled to an initial base salary of $480,000, an annual bonus targeted at 60% of his base salary subject to achievement of performance goals, an initial signing bonus, and other customary terms and conditions. Pursuant to the agreement, Mr. Tichy will receive a cash retention bonus of $500,000 in April 2021 because he remained employed by us in good standing through March 31, 2021 and a change in control event did not occur prior to such date. Additionally, Mr. Tichy is eligible for a bonus of $36,000, $24,000 of which was paid prior to fiscal 2020, with the remaining $12,000 installment paid in November 2020.

Mr. Tichy is eligible for certain payments upon certain terminations of employment, as described under “—Potential Payments Upon Termination or Change in Control—Employment Agreements—Justin Tichy” below. Mr. Tichy is also a party to our standard Confidentiality and Inventions Agreement which, among other things, provides us standard protections regarding the confidentiality of our proprietary information and our ownership of intellectual property.

Ilene Eskenazi

In connection with her appointment on September 14, 2020, we entered into an employment letter agreement with Ms. Eskenazi on July 20, 2020, pursuant to which Ms. Eskenazi was entitled to an initial base salary of $490,000, an annual bonus targeted at 60% of her base salary subject to achievement of performance goals, a $225,000 sign-on bonus payable $125,000 in fiscal 2020 and $100,000 payable in September 2021 subject to her continued employment, housing assistance for two years (which has not yet commenced), and other customary terms and conditions. Pursuant to the agreement, Ms. Eskenazi’s annual bonus for fiscal 2020 was at least $294,000 and her base salary will be increased in spring 2021 to $500,000.

Ms. Eskenazi is eligible for certain payments upon certain terminations of employment, as described under “—Potential Payments Upon Termination or Change in Control—Employment Agreements—Ilene Eskenazi” below. Ms. Eskenazi is also a party to our standard Confidentiality and Inventions Agreement which, among other things, provides us standard protections regarding the confidentiality of our proprietary information and our ownership of intellectual property.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table reflects information regarding outstanding unvested C Units, stock options, RSUs and EBITDA PSUs held by our NEOs as of January 30, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(11)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(11)
Ronald Coughlin, Jr.
C Units (1)(2)					66,000,000	$153,120,000
Stock Options (3)	—	1,250,000	$18.00	1/13/31
RSUs (4)					208,334	$5,422,934
EBITDA PSUs (5)							277,778	$7,230,561
Michael Nuzzo
C Units (1)(6)					5,000,000	$11,350,000
Stock Options (3)	—	214,286	$18.00	1/13/31
RSUs (4)					83,334	$2,169,184
RSUs (7)					166,667	$4,338,342
EBITDA PSUs (5)							111,112	$2,892,245
Darren MacDonald
C Units (1)(8)					4,000,000	$10,280,000
Stock Options (3)	—	160,715	$18.00	1/13/31
RSUs (4)					62,500	$1,626,875
Justin Tichy
C Units (1)(9)					5,200,000	$12,739,000
Stock Options (3)	—	160,715	$18.00	1/13/31
RSUs (4)					62,500	$1,626,875
Ilene Eskenazi
C Units (1)(10)					3,000,000	$7,410,000
Stock Options (3)	—	71,429	$18.00	1/13/31
RSUs (4)					27,778	$723,061

(1)

The C Units are intended to qualify as “profits interests” for U.S. tax purposes. They do not require the payment of an exercise price, but are economically similar to stock appreciation rights because they have no value for tax purposes as of the grant date and will obtain value only as the value of the underlying value of the security rises above its Distribution Threshold. C Units that were granted in the past, and particularly those granted during periods of lower company performance, typically have lower Distribution Thresholds and thus the greatest potential opportunity for appreciation. The amounts in these rows represent the total unvested C Units that were held by our NEOs as of January 30, 2021, all of which were granted prior to our initial public offering, including as far back as 2018.

(2)

Mr. Coughlin’s unvested C Units were granted with the following Distribution Thresholds and have vested or will vest ratably on the following vesting dates subject to his continued employment with us through each vesting date:

Number of C Units	Distribution Threshold	Vesting Dates
9,000,000	$1.00	June 4, 2021, June 4, 2022, and June 4, 2023
18,000,000	$0.75	June 4, 2021, June 4, 2022, and June 4, 2023
24,000,000	$0.50	April 1, 2021, April 1, 2022, April 1, 2023, and April 1, 2024
15,000,000	$1.00	July 27, 2021, July 27, 2022, July 27, 2023, July 27, 2024, and July 27, 2025

(3)

These stock options vest as to 34% on January 13, 2022 and as to 16.5% at the end of each six-month period thereafter, in each case, subject to the NEO’s continued employment with us through each vesting date.

(4)	These RSUs vest as to 34% on January 13, 2022 and as to 16.5% at the end of each six-month period thereafter, in each case, subject to the NEO’s continued employment with us through each vesting date.
(5)

The EBITDA PSUs will vest if our EBITDA, as adjusted by our board of directors, exceeds $500 million for the 2021 fiscal year, subject to the NEO’s continued employment through the end of such fiscal year.

(6)

Mr. Nuzzo’s unvested C Units were granted with the following Distribution Thresholds and will vest ratably on the following vesting dates subject to his continued employment with us through each vesting date:

Number of C Units	Distribution Threshold	Vesting Dates
2,000,000	$0.50	January 26, 2022 and January 26, 2023
3,000,000	$1.00	Sept. 16, 2021, Sept. 16, 2022, Sept. 16, 2023, Sept. 16, 2024, and Sept. 16, 2025

(7)	These RSUs vest ratably on each of the first three anniversaries of January 13, 2021, in each case, subject to Mr. Nuzzo’s continued employment with us through each vesting date.
(8)

Mr. MacDonald’s unvested C Units were granted with a Distribution Threshold of $0.50 and will vest ratably on July 1, 2021, July 1, 2022, July 1, 2023, and July 1, 2024, in each case, subject to his continued employment with us through each vesting date.

(9)

Mr. Tichy’s unvested C Units were granted with the following Distribution Thresholds and will vest ratably on the following vesting dates subject to his continued employment with us through each vesting date:

Number of C Units	Distribution Threshold	Vesting Dates
2,100,000	$0.75	January 2, 2022, January 2, 2023, and January 2, 2024
2,100,000	$0.50	January 2, 2022, January 2, 2023, and January 2, 2024
1,000,000	$0.60	Aug. 3, 2021, Aug. 3, 2022, Aug. 3, 2023, Aug. 3, 2024, and Aug. 3, 2025

(10)

Ms. Eskenazi’s unvested C Units were granted with a Distribution Threshold of $0.60 and will vest ratably on September 16, 2021, September 16, 2022, September 16, 2023, September 16, 2024 and September 16, 2025, in each case, subject to her continued employment with us through each vesting date.

(11)

Other than with respect to C Units, amounts in these columns reflect the value of outstanding RSUs or EBITDA PSUs as of January 30, 2021, based on a per share price of $26.03, the closing price of our Class A common stock on January 29, 2021, the last trading day of fiscal 2020. With respect to C Units, amounts in these columns reflect the value of outstanding C Units as of January 30, 2021 based on the distributions the C Units would be eligible to receive upon a liquidation of Scooby LP using the closing price of our Class A common stock on January 29, 2021, the last trading day of fiscal 2020 for purposes of valuing the Class A common stock held indirectly by Scooby LP. The per C Unit value is reduced by the applicable Distribution Threshold.

Option Exercises and Stock Vested

The following table reflects the C Units held by our NEOs which vested during fiscal 2020.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Ronald Coughlin, Jr.	15,000,000	—
Michael Nuzzo	2,580,558	$5,284,514
Darren MacDonald	1,000,000	$50,000
Justin Tichy	1,400,000	$1,902,908
Ilene Eskenazi	—	—

(1)

For vesting that occurred prior to our initial public offering, the value of the C Units is determined by reference to third party valuations, using interpolation for vesting dates that occurred between the final valuation and our initial public offering. For vesting that occurred following our initial public offering, the value of the C Units is determined based on the distributions the C Units would be eligible to receive upon a liquidation of Scooby LP using the closing price of our Class A common stock on the applicable vesting date for purposes of valuing the Class A common stock held indirectly by Scooby LP. In each case, the per C Unit value is reduced by the applicable Distribution Threshold. For Mr. Coughlin, each of his C Units that vested during fiscal 2020 had a Distribution Threshold in excess of the per C Unit value.

Nonqualified Deferred Compensation

The following table sets forth information regarding the value of accumulated benefits of our NEOs under our nonqualified deferred compensation arrangements as of January 30, 2021.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Ronald Coughlin, Jr.	$1,253,860	$63,476	$780,267	—	$3,693,377
Michael Nuzzo	—	—	—	—	—
Darren MacDonald	$60,406	$30,837	$25,969	—	$125,878
Justin Tichy	$1,993	$598	$6	—	$2,597
Ilene Eskenazi	—	—	—	—	—

(1)

Amounts in this column represent base salary and annual bonuses that were payable during fiscal 2020 but the receipt of which was deferred. These amounts are included in the Summary Compensation Table under “Salary” and “Bonus” for fiscal 2020 and under “Bonus” for the 2019 fiscal year (which were paid during fiscal 2020).

(2)	Amounts in this column represent matching contributions of the NEO’s contributions, which are included in the Summary Compensation Table under “All Other Compensation” for fiscal 2020.
(3)

The aggregate balance for each NEO includes the following amounts that were included in the Summary Compensation Table in prior fiscal years: (i) for Mr. Coughlin, $1,127,373 and (ii) for Mr. MacDonald, $15,360.

Messrs. Coughlin and MacDonald and, beginning January 2021, Mr. Tichy have elected to participate in our nonqualified deferred compensation plan, which is an unfunded plan that is available to executives and certain key partners and directors of Petco. Under the plan and pursuant to the terms of their employment agreements, as applicable, participants are permitted to defer a portion of their annual base salary and bonus. We make a matching contribution of 50% of an eligible partner’s contributions on the first 3% of base salary deferred (or, if the eligible partner is not yet eligible to participate in our 401(k) plan, the first 6% of base salary deferred) and on the first 6% of annual bonus deferred. Participants are 100% vested in matching contributions. Participants may select among a broad range of investment alternatives under this plan, and participants’ accounts are credited with a rate of return based on the performance of the selected investments. Petco does not provide above-market or preferential earnings on deferred compensation. If a participant separates from service on or after reaching age 55 and attaining six years of service, the participant’s account may be paid in a single lump sum or in annual installments from two to ten years (at the participant’s election). If a participant separates from service without meeting the age and service requirements set forth above, or as a result of his or her death or disability, the participant (or his or her beneficiaries, as applicable) will receive his or her account balance in the form of a lump sum. We have established a rabbi trust to assist in meeting a portion of our obligations under the plan. To the extent required to comply with Section 409A of the Code, payment upon termination of employment is subject to a six-month delay.

Potential Payments Upon Termination or Change in Control

Employment Agreements

Ronald Coughlin, Jr.

Mr. Coughlin’s amended employment agreement provides severance benefits to Mr. Coughlin in the event he is terminated without “Cause” or he resigns for “Good Reason,” in each case, subject to his execution of a release of claims. If such termination occurs more than three months prior to or more than 18 months following a “Change in Control”, the severance benefits include: (i) a lump sum payment equal to 18 months of his base salary; (ii) payment of any unpaid annual bonus from a prior fiscal year; (iii) a pro rata annual bonus for the year of termination based on actual achievement of applicable performance goals; (iv) pro-rata acceleration of the EBITDA PSUs if the EBITDA goal for the 2021 fiscal year is ultimately achieved; (v) acceleration of all time-based equity awards (excluding C Units) that would have vested during the 12 months following such termination; (vi) acceleration of all performance-based equity awards (excluding C Units and the EBITDA PSUs) for which the performance period ends during the 12 months following such termination, so long as such performance-based goals are actually achieved; and (vii) Petco-paid continued health insurance benefits under COBRA for up to 18 months following Mr. Coughlin’s termination.

Additionally, in the event such termination without Cause or resignation for Good Reason occurs within the three months prior to or the 18 months following a Change in Control, Mr. Coughlin will be eligible for the following severance benefits in lieu of the severance benefits described above: (i) a lump sum payment equal to two times the sum of his base salary and target annual bonus; (ii) payment of any unpaid annual bonus from a prior fiscal year; (iii) a pro rata annual bonus for the year of termination based on actual achievement of applicable performance goals; (iv) acceleration of the EBITDA PSUs if the EBITDA goal for fiscal 2021 is ultimately achieved; (v) accelerated vesting of time-based equity awards (excluding C Units); (vi) all outstanding performance-based equity awards (excluding C Units and EBITDA PSUs) will remain outstanding and eligible to become earned based on achievement of the performance-based goals as if Mr. Coughlin had remained employed; and (vii) Petco-paid continued health insurance benefits under COBRA for up to 18 months following such termination.

Mr. Coughlin’s amended and restated employment agreement also provides for the following accelerated vesting benefits upon a termination of his employment as a result of death or “Disability”: (i) accelerated vesting of time-based equity awards (excluding C Units); (ii) all outstanding performance-based equity awards (excluding C Units and EBITDA PSUs) will remain outstanding an eligible to become earned based on achievement of the performance-based goals as if Mr. Coughlin had remained employed; and (iii) acceleration of the EBITDA PSUs if the EBITDA goal for fiscal 2021 is ultimately achieved.

Upon a Change in Control, if the benefits under Mr. Coughlin’s amended and restated employment agreement would trigger an excise tax under Section 4999 of the Code, the amended and restated employment agreement provides that Mr. Coughlin’s benefits will be reduced to a level at which the excise tax is not triggered, unless Mr. Coughlin would receive a greater amount without such reduction after taking into account the excise tax and other applicable taxes.

For purposes of Mr. Coughlin’s employment agreement:

•

“Cause” includes (i) Mr. Coughlin’s material breach of his employment agreement; (ii) the willful failure or refusal by him to substantially perform his duties; (iii) the conviction of Mr. Coughlin of, or the entering of a plea of nolo contendere by him with respect to, a felony or a misdemeanor involving moral turpitude; (iv) Mr. Coughlin’s inability or failure to competently perform his duties in any material respect due to the use of drugs or alcohol; and (v) Mr. Coughlin’s material breach of any policy or code of conduct of Petco, subject to, in the cases of clauses (i), (ii) and (v), customary notice and cure provisions.

•	“Change in Control” has the meaning provided under the 2021 Plan.
•

“Disability” means that Mr. Coughlin is either (i) unable to engage in substantially gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or last for a continuous period of not less than 12 months or (ii) is, by reason of any medically determinable physical or mental impairment that can be expected to result in death or last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months Petco’s accident and health plan.

•

“Good Reason” means (i) the removal of Mr. Coughlin from our board of directors; (ii) a material diminution in his authority, duties or responsibilities; (iii) a requirement that he report to any person or body other than our board of directors; (iv) a material diminution in his base salary or target bonus amount; (v) the relocation of his office by more than 30 miles; (vi) our failure to obtain the assumption in writing of its obligation to perform the amended and restated employment agreement by any successor to all or substantially all of our assets, whether direct or indirect by a merger, consolidation, sale or similar transaction, unless such assumption occurs by operation of law; or (vii) any other action or inaction that constitutes a material breach by us of his amended and restated employment agreement, in each case, subject to customary notice and cure provisions.

Michael Nuzzo

Mr. Nuzzo’s employment agreement provides severance benefits to Mr. Nuzzo in the event he is terminated without “Cause” or he resigns for “Good Reason,” in each case, subject to his execution of a release of claims. The severance benefits include: (i) a lump sum payment equal to 18 months of base salary, and (ii) if the termination is without “Cause” and occurs within 12 months following a change in control, a pro rata bonus for the year of termination, based on actual performance immediately prior to such termination, but in no event greater than the target bonus.

For purposes of Mr. Nuzzo’s employment agreement:

•

“Cause” includes (i) Mr. Nuzzo’s material breach of his employment agreement; (ii) the failure or refusal by Mr. Nuzzo to perform his duties; (iii) the conviction of Mr. Nuzzo of, or the entering of a plea of nolo contendere by him with respect to, a felony; (iv) Mr. Nuzzo’s violation of our code of ethics or policies against discrimination or harassment; or (v) Mr. Nuzzo’s inability or failure to competently perform his duties in any material respect due to the use of drugs or alcohol, in the cases of clauses (i) and (ii), subject to customary notice and cure provisions.

•

“Good Reason” means (i) a material diminution in Mr. Nuzzo’s authority, duties or responsibilities; (ii) a material diminution in the authority, duties or responsibilities or the person to whom Mr. Nuzzo reports; (iii) a material diminution in Mr. Nuzzo’s base compensation; (iv) a material diminution of the budget over which Mr. Nuzzo has authority; (v) the relocation of his office to a location more than 50 miles from its present location other than a relocation to our San Antonio Support Center; (vi) our failure to obtain the assumption in writing of its obligation to perform the employment agreement by any successor to all or substantially all of our assets; or (vii) any other action or inaction that constitutes a material breach by us of Mr. Nuzzo’s employment agreement, in each case, subject to customary notice and cure provisions.

In addition to the benefits under his employment agreement, if Mr. Nuzzo’s employment is terminated without Cause, he will receive a pro rata portion of any unpaid retention bonuses based on the number of days Mr. Nuzzo was employed from August 31, 2018 through the date of such termination as compared to the number of days from August 31, 2018 through March 31, 2021, the date the final portion of the retention bonus is required to be paid. Additionally, upon the occurrence of a Change in Control (as described below under “—C Units”), any unpaid retention bonus will be paid in full.

Darren MacDonald

Mr. MacDonald’s employment agreement provides severance benefits to Mr. MacDonald in the event he is terminated without “Cause” or he resigns for “Good Reason,” in each case, subject to his execution of a release of claims. The severance benefits include: (i) a lump sum payment equal to 12 months of his base salary; (ii) a pro rata annual bonus for the year of termination based on actual performance; (iii) if the termination is less than six months prior to a change in control, public offering, secondary public offering, or payment of any cash dividend to our shareholders, payment of any earned Digital Growth Award; and (iv) Petco-paid continued health insurance benefits under COBRA for up to 12 months following Mr. MacDonald’s termination.

For purposes of Mr. MacDonald’s employment agreement:

•

“Cause” includes (i) Mr. MacDonald’s material breach of his employment agreement; (ii) the intentional and material failure or refusal by Mr. MacDonald to substantially perform his duties; (iii) the conviction of Mr. MacDonald of, or the entering of a plea of nolo contendere by him with respect to, a felony or a misdemeanor involving moral turpitude; or (iv) Mr. MacDonald’s substantial inability or failure to perform the essential functions of his position even with reasonable accommodation as required by law, in the cases of clauses (i), (ii) and (iv), subject to customary notice and cure provisions.

•

“Good Reason” means (i) a material diminution in Mr. MacDonald’s authority, duties or responsibilities; (ii) a requirement that he report to any person or body other than the chief executive officer or our board of directors; (iii) a diminution in his base salary; (iv) the relocation of his office to a location more than 50 miles from its present location; (v) our failure to obtain the assumption in writing of its obligation to perform the employment agreement by any buyer or successor to us upon the effective date of merger, consolidation, sale or similar transaction, unless such assumption occurs by operation of law; or (vi) any other action or inaction that constitutes a material breach by us of Mr. MacDonald’s employment agreement, in each case, subject to customary notice and cure provisions.

Justin Tichy

Mr. Tichy’s employment letter provides severance benefits in the event he is terminated without cause, subject to his execution of a release of claims. The severance benefits require a lump sum payment equal to 12 months of base salary.

Ilene Eskenazi

Ms. Eskenazi’s employment letter provides severance benefits in the event she is terminated without “Cause,” subject to her execution of a release of claims. The severance benefits are a lump sum payment equal to 12 months of base salary and six months of outplacement services.

For purposes of Ms. Eskenazi’s employment letter, “Cause” means (i) Ms. Eskenazi’s material and willful breach of fiduciary duty in the performance of her duties, subject to customary notice and cure, (ii) Ms. Eskenazi’s conviction of a felony which can be reasonably expected to have a material adverse impact on Petco’s business or reputation, or (iii) Ms. Eskenazi’s commission of any act of fraud or embezzlement with respect to Petco.

C Units

All unvested C Units will become fully vested upon the occurrence of a “Change in Control”, subject to each NEO’s continued employment through such event. A Change in Control did not occur upon the closing of our initial public offering for purposes of the C Units.

In addition to acceleration upon a Change in Control, a portion of each NEO’s C Units may vest upon direct or indirect sales by Scooby LP of our Class A common stock, and all unvested C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of our Class A common stock.

Upon an NEO’s termination without “Cause” (and, for Mr. Coughlin, a resignation for “Good Reason”), (i) a pro-rata portion of the C Units that would have vested at the next regularly scheduled vesting date will be accelerated based on the number of days elapsed since the most recent vesting date as compared to the total number of days between the most recent vesting date and the next regularly scheduled vesting date; and (ii) the NEO will continue to receive the benefit of the preceding paragraph for direct or indirect sales of our Class A common stock by Scooby LP up to 180 days following the date of termination.

For purposes of the C Units, “Cause” and “Good Reason” generally have the meaning provided in the applicable NEO’s employment agreement or employment letter or, if such agreement does not define such term, the meaning set forth in the Scooby LP partnership agreement. Additionally, “Change in Control” generally includes (i) a third party’s acquisition of 50% or more of Scooby LP or (ii) a third party’s acquisition of all or substantially all of the assets of Scooby LP and its subsidiaries, in each case, so long as the proceeds received by the Sponsors or Scooby LP consist of cash or marketable securities.

Additionally, the C Units are subject to customary repurchase rights in favor of Scooby LP in the event of the NEO’s termination of employment.

Equity Awards

Except with respect to awards under the 2021 Plan granted to Mr. Coughlin, which are governed by the acceleration terms set forth under his amended and restated employment agreement as described above, the award agreements governing the outstanding stock options and RSUs under the 2021 Plan provide for accelerated vesting upon certain terminations of employment. Upon an NEO’s termination of employment as a result of death or disability, all outstanding stock options and RSUs held by such NEO will become fully vested. Similarly, upon a termination of an NEO’s employment without “Cause” or a resignation for “Good Reason,” in each case, within 24 months following a “Change in Control,” all outstanding stock options and RSUs held by such NEO will become fully vested.

Additionally, upon an NEO’s “Retirement,” (i) prior to the first anniversary of the grant date, a pro-rated portion of all unvested stock options and RSUs held by such NEO will become vested and (ii) on or following the first anniversary of the grant date, all outstanding stock options and RSUs held by such NEO will become fully vested.

For purposes of awards under the 2021 Plan:

•

“Cause” has the meaning provided in the applicable NEO’s employment agreement or employment letter or, if such agreement does not define such term, generally means (i) the NEO’s material breach of any agreement with Petco, (ii) the willful failure or refusal by the NEO to substantially perform his or her duties, (iii) the commission or conviction of the NEO of, or the entering of a plea of nolo contendere by the NEO with respect to a felony or misdemeanor involving moral turpitude, (iv) the NEO’s gross misconduct that causes harm to Petco’s reputation, or (v) the NEO’s inability or failure to competently perform his or her duties in any material respect due to the use of drugs or other illicit substances.

•

“Change in Control” general means the occurrence of any of the following: (i) any person becoming the beneficial owner of 50% or more of Petco’s outstanding securities, (ii) incumbent directors cease to constitute a majority of our board of directors, (iii) consummation of a merger or consolidation, other than a merger or consolidation which would result in the holders of Petco’s voting securities prior to such transaction continue to represent at least 50% of the combined voting power of the securities of Petco or surviving entity of such transaction, (iv) implementation of a plan of complete liquidation or dissolution of Petco, or (v) a sale of all or substantially all of Petco’s assets.

•

“Good Reason” has the meaning provided in the applicable NEO’s employment agreement or employment letter or, if such agreement does not define such term, generally means (i) a material diminution in the NEO’s authority, duties, or responsibilities with Petco, (ii) a material diminution in the NEO’s base salary, (iii) a geographic relocation by more than 50 miles, or (iv) a material breach of Petco of its obligations under the award agreement, in each case, subject to customary notice and cure provisions.

•	“Retirement” means an NEO’s resignation after attaining age 55 with 10 years or more of service to Petco.

Quantification of Potential Payments

The table below sets forth the aggregate amounts that would have been payable to each NEO under the employment agreements, employment letters, C Units, and award agreements under the 2021 Plan, as described above, assuming the applicable termination event or Change in Control occurred on January 30, 2021. As of January 30, 2021, none of our NEOs were Retirement-eligible for purposes of awards granted under the 2021 Plan.

Name	Termination without Cause ($)	Resignation for Good Reason ($)	Death or Disability ($)	Qualifying Termination in Connection with a Change in Control ($)(1)	Change in Control ($)
Ronald Coughlin, Jr.
Cash Payments (2)	$3,274,881	$3,274,881	—	$5,991,389	—
Continued Health Benefits (3)	$21,888	$21,888	—	$21,888	—
Equity Awards (4)	$34,517,242	$34,517,242	$15,460,434	$168,580,434	$153,120,000
Total	$37,814,011	$37,814,011	$15,460,434	$174,593,711	$153,120,000
Michael Nuzzo
Cash Payments (2)	$1,901,498	$996,938	—	$2,521,663	$1,000,000
Equity Awards (4)	$490,938	—	$8,228,243	$19,578,243	$11,350,000
Total	$2,392,436	$996,938	$8,228,243	$22,099,906	$12,350,000
Darren MacDonald
Cash Payments (2)	$1,267,736	$1,267,736	—	$3,687,736	$2,420,000
Continued Health Benefits (3)	—	—	—	—	—
Equity Awards (4)	$1,499,754	—	$2,917,416	$13,197,416	$10,280,000
Total	$2,767,490	$1,267,736	$2,917,416	$16,885,152	$12,700,000
Justin Tichy
Cash Payments (2)	$600,000	—	—	$600,000	—
Equity Awards (4)	$506,204	—	$2,917,416	$15,656,416	$12,739,000
Total	$1,106,204	—	$2,917,416	$16,256,416	$12,739,000
Ilene Eskenazi
Cash Payments (2)	$490,000	—	—	$490,000	—
Outplacement Benefits (5)	$7,000	—	—	$7,000	—
Equity Awards (4)	$552,198	—	$1,296,636	$8,706,636	$7,410,000
Total	$1,049,198	—	$1,296,636	$9,203,636	$7,410,000

(1)

Amounts in this column also include (i) severance payable upon a qualifying termination that is not in connection with a change in control for those NEOs who do not receive enhanced severance benefits upon a qualifying termination in connection with a change in control and (ii) the value of C Units that would become vested upon a change in control without regarding to any corresponding qualifying termination.

(2)	These amounts include cash severance payments under the employment agreements and employment letters, as well as any acceleration of cash bonuses.
(3)

Amounts in this row are based on premiums in effect as of February 1, 2021, which are assumed for purposes of these calculations to remain in effect throughout the duration of the period in which continued health benefits are provided. For Mr. MacDonald, although he eligible to receive continued health benefits under the terms of his employment agreement, as of February 1, 2021, he was not a participant in our health plan and thus would not have received any benefit had the applicable termination occurred on such date.

(4)

Amounts in this row reflect (i) the C Units that would become vested upon occurrence of the applicable event based on the value as of January 30, 2021 based on the distributions the C Units would be eligible to receive upon a liquidation of Scooby LP using the closing price of our Class A common stock on January 29, 2021, the last trading day of fiscal 2020 for purposes of valuing the Class A common stock held indirectly by Scooby LP, less the applicable Distribution Threshold and (ii) the stock options and RSUs that would become vested upon occurrence of the applicable event based on a per share price of $26.03, the closing price of our Class A common stock on January 29, 2021, the last trading day of fiscal 2020, less the exercise price, if applicable. No amounts are included for the EBITDA PSUs, as such awards would have remained subject to achievement of the applicable performance goals following any of the applicable events.

(5)	Amounts in this row include the estimated value of outplacement benefits for six months.

Director Compensation

Prior to our initial public offering, we paid cash compensation to our independent, non-employee directors for their services as directors. In connection with our initial public offering, we adopted a director compensation program pursuant to which members of our board of directors who are not employees or officers of our company, the Principal Stockholder, CVC, CPP Investments or their respective affiliates shall receive:

•	Annual cash retainer of $80,000;
•	Cash fee of $35,000 for service as chairperson or $10,000 for service other than as chairperson of the Audit Committee;
•	Cash fee of $25,000 for service as chairperson or $10,000 for service other than as chairperson of the Compensation Committee;
•	Cash fee of $20,000 for service as chairperson or $7,500 for service other than chairperson of the Nominating and Corporate Governance Committee;
•	Cash fee of $150,000 for service as the non-executive chair of our board of directors;
•	Cash fee of $50,000 for service as the lead director of our board of directors; and
•	Annual equity grant of RSUs under the 2021 Plan with a value of approximately $150,000, subject to one-year cliff vesting on the day of the next annual stockholder meeting.

In addition, our director compensation program provides each director with reimbursement for reasonable travel and miscellaneous expenses incurred in attending meetings and activities of our board of directors and its committees.

In connection with our initial public offering, each eligible member of our board of directors received a pro-rata annual equity grant of RSUs on January 13, 2021, which will vest in connection with our 2021 annual stockholder meeting; however, subsequently appointed members of our board of directors will not be eligible to receive pro-rata annual equity grants prior to the 2021 annual stockholder meeting. In connection with her appointment, Ms. Simmons also received an additional grant of RSUs under the 2021 Plan with a value of approximately $150,000, subject to cliff vesting in connection with our 2022 annual stockholder meeting.

The table below describes the compensation provided to our independent, non-employee directors in fiscal 2020.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Maximilian Biagosch (1)	—	—	—
Cameron Breitner (1)	—	—	—
Gary Briggs	$75,000	$75,006	$150,006
Nishad Chande (1)	—	—	—
Christy Lake	$75,000	$75,006	$150,006
Jennifer Pereira (1)	—	—	—
Sabrina Simmons	—	$225,018	$225,018
Christopher J. Stadler (1)	—	—	—
Mary Sullivan (1)	—	—	—

(1)	These directors are not eligible for compensation under our director compensation program and did not receive any compensation from us during fiscal 2020.
(2)

Amounts in this column represent the aggregate grant date fair value of the RSUs granted during fiscal 2020, calculated in accordance with FASB ASC Topic 718. For additional information regarding the assumptions underlying this calculation please read Note 13 to our consolidated financial statements for the fiscal year ended January 30, 2021. As of January 30, 2021, Mr. Briggs and Ms. Lake each held 1,500,000 C Units originally granted in 2018 with a Distribution Threshold of $0.50, which are generally subject to the same terms as the C Units granted to our NEOs, as described under “Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Incentive Compensation” above. Additionally, as of January 30, 2021, each independent director held the following unvested RSUs: Mr. Briggs: 4,167; Ms. Lake: 4,167; and Ms. Simmons: 12,501.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 1, 2021 (or as of the date otherwise indicated below) regarding beneficial ownership by:

•	each person known to us to beneficially own more than 5% of any class of our outstanding common stock;
•	our directors and director nominees;
•	each of our named executive officers (as listed in the Summary Compensation Table above); and
•	all of our directors and executive officers as a group.

Unless otherwise noted, the mailing address of each listed beneficial owner is 10850 Via Frontera, San Diego, California 92127.

The number of shares beneficially owned by each entity or individual is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting or investment power and also any shares that the entity or individual has the right to acquire as of May 31, 2021 (60 days after April 1, 2021) through the exercise of any stock options, through the vesting/settlement of RSUs payable in shares, or upon the exercise of other rights. Beneficial ownership excludes options or other rights vesting after May 31, 2021 and any RSUs vesting/ settling, as applicable, on or before May 31, 2021 that may be payable in cash or shares at Petco’s election. Unless otherwise indicated, each person has sole voting and investment power (or shares such power with his or her spouse, as applicable) with respect to the shares set forth in the following table.

The percentage ownership information shown in the following table is based on 226,424,140 shares of our Class A common stock, 37,790,781 shares of our Class B-1 common stock and 37,790,781 shares of our Class B-2 common stock outstanding as of April 1, 2021. The rights of the holders of our Class A common stock and our Class B-1 common stock are identical in all respects, except that our Class B-1 common stock does not vote on the election or removal of directors. The rights of the holders of our Class B-2 common stock differ from the rights of the holders of our Class A common stock and Class B-1 common stock in that holders of our Class B-2 common stock only possess the right to vote on the election or removal of directors.

% of
Total
							% of	Director
							Total	Election
							Voting	and
	Class A		Class B-1		Class B-2		Power	Removal
	Number	%	Number	%	Number	%	(1)	Power
Certain Stockholders
Scooby Aggregator, LP(2)(3)(4)	171,224,140	75.6%	37,790,781	100.0%	—	—%	79.1%	64.8%
CVC B-2 SPV, LLC(3)(5)	—	—	—	—	19,273,298	51.0	—	7.3
9314601 B-2 SPV, LLC(6)	—	—	—	—	18,517,483	49.0	—	7.0
Directors and Named Executive Officers
Ronald Coughlin, Jr.	1,200(7)	*	—	—	—	—	*	*
Michael Nuzzo	—	—	—	—	—	—	—	—
Ilene Eskenazi	4,000	*	—	—	—	—	*	*
Darren MacDonald	55,302	*	—	—	—	—	*	*
Justin Tichy	1,500	*	—	—	—	—	*	*
Maximilian Biagosch	—	—	—	—	—	—	—	—
Cameron Breitner	—	—	—	—	—	—	—	—
Gary Briggs	—	—	—	—	—	—	—	—
Nishad Chande	—	—	—	—	—	—	—	—
Christy Lake	—	—	—	—	—	—	—	—
R. Michael Mohan	—	—	—	—	—	—	—	—
Jennifer Pereira	—	—	—	—	—	—	—	—
Sabrina Simmons	—	—	—	—	—	—	—	—
Christopher J. Stadler	—	—	—	—	—	—	—	—
Mary Sullivan	—	—	—	—	—	—	—	—
All Directors and Executive Officers as a group (19 persons)	64,502(8)	*	—	—	—	—	*	*

* Represents holdings of less than 1% of any class of our common stock.

(1)	Does not include the right to vote on the election or removal of our directors.
(2)

Represents shares of our common stock directly held by Scooby Aggregator, LP, our Principal Stockholder. The general partner of Scooby Aggregator, LP is Scooby Aggregator GP, LLC, a member managed limited liability company whose sole member is Scooby LP. The general partner of Scooby LP is Scooby GP LLC, a member managed limited liability company whose sole members are CVC Pet LP and CPP Investments. Both CVC Pet LP and CPP Investments have material consent rights with respect to the actions of Scooby GP LLC. As described below under “Item 1. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—Note Purchase Agreement,” our Principal Stockholder entered into a Note Purchase Agreement (as defined below), pursuant to which the Notes (as defined below) were issued. The Notes are secured by a pledge of all of our common stock held by (i) our Principal Stockholder and (ii) CVC B-2 SPV, LLC and 9314601 B-2 SPV, LLC, as guarantors under the Note Purchase Agreement.

(3)

Investment and voting power with regard to shares directly held by CVC Pet LP rests with the board of directors of its general partner, CVC Scooby Jersey GP Limited. Certain investment funds managed by CVC Capital Partners VI Limited wholly own CVC Scooby Jersey GP Limited, and investment and voting power with regard to the shares held by such funds rests with the board of directors of CVC Capital Partners VI Limited, which consists of Carl Hansen, Victoria Cabot and Fred Watt, each of whose address is c/o CVC Capital Partners VI Limited, 27 Esplanade, St Helier, Jersey JE1 1SG, Channel Islands. Each of these individuals may be deemed to indirectly share voting and/or investment power over the shares held of record by Scooby Aggregator, LP. The approval of a majority of such directors is required to make any investment or voting decision with regard to any shares beneficially owned by CVC Pet LP, and as such, each such individual disclaims beneficial ownership of such shares.

(4)

Investment and voting power with regard to shares indirectly beneficially held by CPP Investments (through Scooby Aggregator, LP) rests with Canada Pension Plan Investment Board. John Graham is the President and Chief Executive Officer of Canada Pension Plan Investment Board and, in such capacity, may be deemed to have voting and dispositive power with respect to the shares of common stock beneficially owned by Canada Pension Plan Investment Board. Mr. Graham disclaims beneficial ownership over any such shares. The address of Canada Pension Plan Investment Board is One Queen Street East, Suite 2500, P.O. Box 101, Toronto, Ontario, M5C 2W5, Canada.
(5)	Represents shares of our Class B-2 common stock directly held by CVC B-2 SPV, LLC, a wholly owned subsidiary of CVC Pet LP.
(6)

Represents shares of our Class B-2 common stock directly held by 9314601 B-2 SPV, LLC, a wholly owned indirect subsidiary of Richard Hamm, who is unaffiliated with Canada Pension Plan Investment Board. 9314601 B-2 SPV, LLC has agreed not to vote or transfer any shares of Class B-2 common stock held by it or such subsidiary except as directed by Canada Pension Plan Investment Board, and accordingly, Canada Pension Plan Investment Board may be deemed to beneficially own such shares held by 9314601 B-2 SPV, LLC or such subsidiary for purposes of Section 13(d) of the Exchange Act. See footnote (4) above for information regarding Canada Pension Plan Investment Board.

(7)

These shares are held in accounts for Mr. Coughlin’s children, and Mr. Coughlin is the custodian of the accounts. Mr. Coughlin disclaims beneficial ownership of the shares held in the custodial accounts.

(8)	Includes 500 shares held in an account for Mr. Hassan’s child, and Mr. Hassan is the custodian of the account. Mr. Hassan disclaims beneficial ownership of the shares held in the custodial account.

Equity Incentive Plan Compensation

The following table sets forth information about our Class A common stock that may be issued under equity compensation plans as of January 30, 2021.

	(a)	(b)	(c)
	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity Compensation Plans Approved by Security Holders
2021 Equity Incentive Plan	6,892,035	$18.00	21,379,606
2021 Employee Stock Purchase Plan	—	—	7,710,448
Equity Compensation Plans Not Approved by Security Holders
Total	6,892,035		29,090,054

(1)	This column reflects all EBITDA PSUs, RSUs and stock options granted under the 2021 Plan that were outstanding as of January 30, 2021.
(2)

This column reflects the weighted-average exercise price of stock options granted under the 2021 Plan that were outstanding as of January 30, 2021. EBITDA PSUs and RSUs reflected in column (a) are not reflected in this column as they do not have an exercise price.

(3)	This column reflects the total shares of our Class A common stock remaining available for issuance under the 2021 Plan and the ESPP as of January 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Procedures for Review, Approval, and Ratification of Related Person Transactions

Our board of directors adopted a written policy regarding the review, approval, ratification, or disapproval by our Audit Committee of transactions between us or any of our subsidiaries and any related person (defined to include our executive officers, directors or director nominees, any stockholder beneficially owning in excess of 5% of our stock or securities exchangeable for our stock, and any immediate family member of any of the foregoing persons) in which the amount involved since the beginning of our last completed fiscal year will or may be expected to exceed $120,000 and in which one or more of such related persons has a direct or indirect material interest. In approving or rejecting any such transaction, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee. Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote on approval, ratification, or disapproval of the transaction.

Other than the transactions described below under the “Related Person Transactions,” there have been no other “related person transactions” that require disclosure under the SEC rules since the beginning of our last completed fiscal year.

Related Person Transactions

3.00% Senior Notes

In January 2016, we issued 0.75% Senior Unsecured Notes in an initial aggregate principal amount of $125,000,000 to Scooby LP and other noteholders. On April 16, 2019, the notes were extended, amended, and restated with an interest rate of 3.00% (with effectiveness from January 26, 2019) (as amended, the “3.00% Senior Notes”). The 3.00% Senior Notes were subsequently extended, amended, and restated on July 25, 2019, February 3, 2020, and September 28, 2020. As of September 28, 2020, Scooby LP held a total principal amount of $120.4 million of the 3.00% Senior Notes.

In connection with our initial public offering, the noteholders, including Scooby LP, contributed $132 million aggregate principal amount of the outstanding 3.00% Senior Notes to us, plus accrued and unpaid interest. In connection with the contribution, we paid Scooby LP $4 million to cover certain of its expenses. After accounting for an offset of certain inter-company indebtedness, we cancelled the 3.00% Senior Notes and recorded the cancellation as a capital contribution to us. For more information about the 3.00% Senior Notes, please read Note 9 to our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Promissory Note

Scooby LP holds a promissory note issued by Petco Animal Supplies with an initial principal amount of $3.5 million in connection with the acquisition by Petco Animal Supplies of an online pet healthcare service on March 22, 2017. Half of this promissory note was redeemed effective as of March 25, 2019, and the remaining half of the promissory note equal to approximately $1.9 million remained outstanding as of January 30, 2021.

Management Services Agreement

On January 26, 2016, in connection with the acquisition of our company by our Sponsors, Petco Animal Supplies entered into a management services agreement with certain affiliates and/or investment advisors of our Sponsors (the “Sponsor MSA Parties”), pursuant to which, among other things, the Sponsor MSA Parties agreed to provide certain management and financial services to us. The services include management, consulting, and financial planning services in connection with the operation and growth of our company. As compensation for such services, we agreed to reimburse the Sponsor MSA Parties’ costs for services rendered, including expenses related to maintaining the holding company structure through which our Sponsors own us indirectly, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with the services rendered. We also agreed to provide customary indemnification to the Sponsor MSA Parties. We paid approximately $340,000 in fiscal year 2018, $45,000 in fiscal year 2019, and $220,000 in fiscal year 2020 in costs and reimbursements. This agreement was terminated in connection with the closing of our initial public offering.

Registration Rights Agreement

In connection with our initial public offering, we entered into a registration rights agreement with the Principal Stockholder. The agreement contains provisions that require us to register under the federal securities laws the offer and resale of shares of our Class A common stock held by the Principal Stockholder upon demand thereof. The agreement grants the Principal Stockholder the opportunity to include its shares in any registration statement filed by us in connection with a public offering of our equity securities (customarily known as “piggyback rights”). These registration rights are subject to certain conditions and limitations. We are generally obligated to pay all registration expenses in connection with these registration obligations, regardless of whether a registration statement is filed or becomes effective.

Stockholder’s Agreement

In connection with the completion our initial public offering, we entered into a stockholder’s agreement with the Principal Stockholder. The stockholder’s agreement gives our Principal Stockholder the right to designate a certain number of nominees for election to our board of directors and certain committee nomination and observer rights so long as the Principal Stockholder does not sell below, or beneficially owns (directly or indirectly), as applicable, a specified percentage of our outstanding Class A common stock and Class B-1 common stock. For additional information, please see “Item 10. Directors, Executive Officers and Corporate Governance—Stockholders Agreement” above.

Additionally, the stockholder’s agreement provides that we will not take certain significant actions specified therein without the prior written consent of our Principal Stockholder as long as our Principal Stockholder (including its permitted transferees under the stockholder’s agreement) beneficially owns (directly or indirectly) at least 25% of the outstanding shares of Class A common stock and Class B-1 common stock (as adjusted for stock splits, combinations, reclassifications and similar transactions). Such specified actions include:

•	liquidation, dissolution or winding up of our company;
•	any material change in the nature of the business or operations of our company and our subsidiaries, taken as a whole, as of the date of the stockholder’s agreement;
•

hiring or terminating our CEO and his or her successors and, so long as our Principal Stockholder beneficially owns (directly or indirectly) at least 50% of the outstanding shares of Class A common stock and Class B-1 common stock (as adjusted for stock splits, combinations, reclassifications, and similar transactions), hiring or terminating any other executive officer of our company and his or her successor;

•

any mergers or other transaction that, if consummated, would constitute a “change in control” (as defined in the stockholder’s agreement) or entering into any definitive agreement or series of related agreements that govern any transaction or series of related transactions that, if consummated, would result in a “change in control”;

•

entering into any agreement providing for the acquisition or divestiture of assets or persons, in each such case, involving consideration payable or receivable by our company or any of our subsidiaries in excess of a specified monetary threshold in a 12-month period;

•

any incurrence by us or any of our subsidiaries of indebtedness for borrowed money (including through capital leases, the issuance of debt securities or the guarantee of indebtedness of another person), other than indebtedness incurred under an existing and previously approved revolving credit facility, in excess of a specified monetary threshold in a 12-month period or that would result in our company’s total net leverage ratio (as defined in the First Lien Term Loan and ABL Revolving Credit Facility) exceeding 4:00:1:00;

•

any issuance or series of related issuances of equity securities by us or our subsidiaries, other than grants of equity securities under any equity compensation plan (including an employee stock purchase plan) approved by the board of directors or a committee thereof;

•

any payment or declaration of any dividend or other distribution of any shares of Class A Common Stock or Class B-1 Common Stock or entering into any recapitalization transaction the primary purpose of which is to pay a dividend of shares of Class A Common Stock or Class B-1 Common Stock;

•	any increase or decrease in the size of the board of directors or the committees of the board; and
•

amendments to, or modification or repeal of, organizational documents (such as our certificate of incorporation and bylaws or equivalent organizational documents of our subsidiaries) that adversely affect any of our Principal Stockholder, CVC or CPP Investments or their respective affiliates.

Note Purchase Agreement

In connection with our initial public offering, our Principal Stockholder entered into a Note Purchase Agreement (the “Note Purchase Agreement”), dated January 19, 2021, with (i) CVC B-2 SPV, LLC, as a guarantor, and 9314601 B-2 SPV, LLC, as a guarantor (collectively, the “Guarantors”),  (ii) U.S. Bank National Association, as the notes agent and calculation agent, and (iii) certain noteholders party thereto.  Pursuant to the Note Purchase Agreement, $450,000,000 in aggregate principal amount of Senior Secured Floating Rate Notes (the “Notes”) were issued. The Notes are secured by a pledge of all existing and after-acquired assets of our Principal Stockholder and the Guarantors, including Class A and Class B-1 common shares of the company held by our Principal Stockholder and Class B-2 common shares of the Guarantors, as further set forth in a Pledge and Security Agreement, dated January 19, 2021, by and among our Principal Stockholder, the Guarantors and U.S. Bank National Association, as the notes agent.

Director Independence

Our Nominating and Corporate Governance Committee and our board of directors have conducted their annual review of the independence of each director nominee under the applicable Nasdaq and SEC independence standards.  Based upon the Nominating and Corporate Governance Committee’s recommendation and the board’s own review and assessment, our board of directors has concluded in its business judgment that each of Gary Briggs, Christy Lake, R. Michael Mohan and Sabrina Simmons is “independent” as defined under the Nasdaq rules and Rule 10A-3 under the Exchange Act.

Item 14. Principal Accounting Fees and Services.

The following is a summary of Ernst & Young LLP’s fees for professional services rendered to us for the 2020 and 2019 fiscal years.

(in millions)	Fiscal 2020(1)	Fiscal 2019(1)
Audit Fees(1)	$5.2	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$5.2	$—

(1)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, and additional work performed in connection with the company’s initial public offering. Audit fees billed in fiscal 2020 included fees for the audits of our fiscal 2020, fiscal 2019 and fiscal 2018 financial statements.

Pre-Approval of Audit and Non-Audit Services Policy

In connection with our initial public offering, the Audit Committee adopted a policy for pre-approving all audit and permitted non-audit services provided by Ernst & Young LLP. The Audit Committee annually pre-approves a list of specific services and categories of services, subject to a specified cost level. Part of this approval process includes making a determination as to whether permitted non-audit services are consistent with the SEC’s rules on auditor independence. The Audit Committee has delegated authority to the chair of the Audit Committee to pre-approve audit and non-audit services in amounts up to $500,000 (1) per engagement, (2) per additional category of services, or (3) to the extent otherwise required under the policy, for services exceeding the pre-approved budgeted fee levels for the specified service. All of the services and fees identified in the table above were approved in accordance with SEC and PCAOB requirements and, following our initial public offering, pursuant to the pre-approval policy described in this paragraph.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on page 59.

2. Financial Statement Schedules

Schedule I — Parent Company Condensed Financial Information beginning on page 95 is incorporated herein by reference and should be read in conjunction with the Financial Statements included in this Item 15.

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

3.2	Second Amended and Restated Bylaws of Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

4.1

Registration Rights Agreement, dated as of January 19, 2021, by and between Petco Health and Wellness Company, Inc. and Scooby Aggregator, LP (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

4.2

Stockholder’s Agreement, dated as of January 19, 2021, by and between Petco Health and Wellness Company, Inc. and Scooby Aggregator, LP (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

4.3*	Description of Securities registered pursuant to Section 12 of the Exchange Act

10.1†	Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

10.2†	Petco Health and Wellness Company, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

10.3†	Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.4†

Employment Agreement between Petco Animal Supplies, Inc. and Ronald Coughlin, Jr. dated June 4, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.5†

Amended and Restated Employment Agreement between Petco Animal Supplies Stores, Inc., Petco Health and Wellness Company, Inc., and Ronald Coughlin, Jr. dated December 3, 2020 (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.6†

Employment Agreement between Petco Animal Supplies Stores, Inc. and Michael Nuzzo dated April 8, 2015 (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.7†

Amendment to Employment Agreement between Petco Animal Supplies Stores, Inc., Scooby LP, and Michael Nuzzo dated January 26, 2016 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.8†

Employment Agreement between Petco Animal Supplies, Inc. and Darren MacDonald dated May 25, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.9†

Employment Letter between Petco Animal Supplies Stores, Inc. and Justin Tichy dated September 17, 2018 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.10†

Employment Letter between Petco Animal Supplies Stores, Inc. and Michelle Bonfilio dated October 3, 2018 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.11†*	Employment Letter between Petco Animal Supplies Stores, Inc. and Ilene Eskenazi dated July 20, 2020

10.12†	Form of Common Series C Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.13†

Retention Bonus Agreement between Petco Animal Supplies Stores, Inc. and Michelle Bonfilio dated April 1, 2020 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.14†

Second Amended and Restated Special Retention Bonus Agreement between Petco Animal Supplies Stores, Inc., Petco Health and Wellness Company, Inc., and Michael Nuzzo dated December 3, 2020 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.15†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Director Form) (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.16†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form) (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.17†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.18†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form) (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.19†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.20†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.21

Term Loan Credit Agreement, dated as of January 26, 2016, among Pet Acquisition Merger Sub LLC, as initial borrower, Petco Animal Supplies, Inc., as successor borrower, the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.22

Revolving Credit Agreement, dated as of January 26, 2016, among Pet Acquisition Merger Sub LLC, as initial borrower, Petco Animal Supplies, Inc., as successor borrower, the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.23

Term Loan Guarantee and Collateral Agreement, dated as of January 26, 2016, among Pet Acquisition Merger Sub LLC, as initial borrower, Petco Animal Supplies, Inc., as successor borrower, each other Grantor party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.24

ABL Guarantee and Collateral Agreement, dated as of January 26, 2016, among Pet Acquisition Merger Sub LLC, as initial borrower, Petco Animal Supplies, Inc., as successor borrower, each other Grantor party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.25

Intercreditor Agreement, dated as of January 26, 2016, among Citibank, N.A., as ABL Agent and Initial Term Loan Agent, Pet Acquisition Merger Sub LLC, as the initial borrower under the Initial Term Loan Credit Agreement and the ABL Credit Agreement, Petco Animal Supplies, Inc., as the borrower under the Initial term Loan Credit Agreement and the ABL Credit Agreement, and each subsidiary of Petco Holdings, Inc. that is a party thereto (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.26

First Amendment Agreement, dated as of June 17, 2016, to the Term Loan Credit Agreement, dated as of January 26, 2016, among, inter alios, Petco Holdings, Inc. LLC (f/k/a Petco Holdings, Inc.), Petco Animal Supplies, Inc., the Lenders from time to time party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.27

Second Amendment Agreement, dated as of January 27, 2017, to the Term Loan Credit Agreement, dated as of January 26, 2016 (as amended by the First Amendment Agreement, dated as of June 17, 2016), among, inter alios, Petco Holdings, Inc. LLC (f/k/a Petco Holdings, Inc.), Petco Animal Supplies, Inc., the Lenders from time to time party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.28

First Amendment Agreement, dated as of August 23, 2018, to the Revolving Credit Agreement, dated as of January 26, 2016, among, inter alios, Petco Holdings, Inc. LLC (f/k/a Petco Holdings, Inc.), Petco Animal Supplies, Inc., the Guarantor signatories thereto, the Lenders from time to time party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.29

First Lien Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 5, 2021)

10.30

ABL Revolving Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 5, 2021)

10.31*	ABL Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent

10.32*	First Lien Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent

10.33*

ABL Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent

10.34*

First Lien Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent

10.35*

Intercreditor Agreement, dated March 4, 2021, by and among Citibank, N.A., as Revolving Credit Collateral Agent, Citibank, N.A., as Initial Term Loan Collateral Agent, as acknowledged and agreed by Petco Health and Wellness Company, Inc., and the Grantors party thereto

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Executive compensation plan or agreement required to be filed as an exhibit hereto.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Petco Health and Wellness Company, Inc.

Date: April 5, 2021	By:	/s/ Ronald Coughlin, Jr.
Ronald Coughlin, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Coughlin, Jr. Ronald Coughlin, Jr.	Chief Executive Officer and Director (principal executive officer)	April 5, 2021

/s/ Michael Nuzzo Michael Nuzzo	Chief Financial Officer and Chief Operating Officer (principal financial and accounting officer)	April 5, 2021

/s/ Maximilian Biagosch Maximilian Biagosch	Director	April 5, 2021

/s/ Cameron Breitner Cameron Breitner	Director	April 5, 2021

/s/ Gary Briggs Gary Briggs	Director	April 5, 2021

/s/ Nishad Chande Nishad Chande	Director	April 5, 2021

/s/ Christy Lake Christy Lake	Director	April 5, 2021

/s/ R. Michael Mohan R. Michael Mohan	Director	April 5, 2021

/s/ Jennifer Pereira Jennifer Pereira	Director	April 5, 2021

/s/ Sabrina Simmons	Director	April 5, 2021
Sabrina Simmons

/s/ Christopher J. Stadler	Director	April 5, 2021
Christopher J. Stadler

/s/ Mary Sullivan	Director	April 5, 2021
Mary Sullivan