Form 10-Q
period 2021-05-01
Petco Health & Wellness Company, Inc.
filed 2021-06-10
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39878

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

The number of shares of Registrant’s Class A Common Stock outstanding as of June 8, 2021 was 226,479,442.

The number of shares of Registrant’s Class B-1 Common Stock outstanding as of June 8, 2021 was 37,790,781.

The number of shares of Registrant’s Class B-2 Common Stock outstanding as of June 8, 2021 was 37,790,781.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	May 1, 2021	January 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,034	$111,402
Receivables, less allowance for credit losses ($2,217 and $3,267, respectively)	38,079	41,827
Merchandise inventories, net	574,683	538,675
Prepaid expenses	46,724	40,032
Other current assets	42,355	45,613
Total current assets	875,875	777,549
Fixed assets	1,535,617	1,487,987
Less accumulated depreciation	(896,195)	(860,440)
Fixed assets, net	639,422	627,547
Operating lease right-of-use assets	1,330,816	1,328,108
Goodwill	2,179,310	2,179,310
Trade name	1,025,000	1,025,000
Other intangible assets	4,793	4,793
Less accumulated amortization	(4,164)	(4,079)
Other intangible assets, net	629	714
Other long-term assets	142,347	137,474
Total assets	$6,193,399	$6,075,702
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$352,401	$339,485
Accrued salaries and employee benefits	127,000	129,484
Accrued expenses and other liabilities	218,926	145,846
Current portion of operating lease liabilities	276,619	258,289
Current portion of long-term debt and other lease liabilities	20,234	2,203
Total current liabilities	995,180	875,307
Senior secured credit facilities, net, excluding current portion	1,649,509	1,646,281
Operating lease liabilities, excluding current portion	1,056,059	1,083,575
Deferred taxes, net	282,350	280,920
Other long-term liabilities	138,069	134,354
Total liabilities	4,121,167	4,020,437
Commitments and contingencies (Notes 3, 4 and 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 226.5 million shares as of May 1, 2021 and 226.4 million shares as of January 30, 2021	226	226
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,103,714	2,092,110
Accumulated deficit	(14,691)	(22,251)
Accumulated other comprehensive loss	(2,061)	(1,275)
Total stockholders’ equity	2,087,226	2,068,848
Noncontrolling interest	(14,994)	(13,583)
Total equity	2,072,232	2,055,265
Total liabilities and equity	$6,193,399	$6,075,702

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Net sales	$1,414,994	$1,113,521
Cost of sales	818,009	647,239
Gross profit	596,985	466,282
Selling, general and administrative expenses	549,236	449,917
Operating income	47,749	16,365
Interest income	(21)	(184)
Interest expense	20,529	60,808
Loss on extinguishment and modification of debt	20,838	—
Income (loss) before income taxes and income from equity method investees	6,403	(44,259)
Income tax expense (benefit)	2,679	(10,555)
Income from equity method investees	(2,425)	(332)
Net income (loss)	6,149	(33,372)
Net loss attributable to noncontrolling interest	(1,411)	(2,204)
Net income (loss) attributable to Class A and B-1 common stockholders	$7,560	$(31,168)

Net income (loss) per Class A and B-1 common share (1):
Basic	$0.03	$(0.15)
Diluted	$0.03	$(0.15)

Weighted average shares used in computing net income (loss) per Class A and B-1 common share (1):
Basic	264,215	209,015
Diluted	265,028	209,015

(1)

Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. See Note 7 for further discussion.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Net income (loss)	$6,149	$(33,372)
Net loss attributable to noncontrolling interest	(1,411)	(2,204)
Net income (loss) attributable to Class A and B-1 common stockholders	7,560	(31,168)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(786)	(4,970)
Unrealized loss on derivatives	—	(52)
Losses on derivatives reclassified to income	—	1,728
Total other comprehensive loss, net of tax	(786)	(3,294)

Comprehensive income (loss)	5,363	(36,666)
Comprehensive loss attributable to noncontrolling interest	(1,411)	(2,204)
Comprehensive income (loss) attributable to Class A and B-1 common stockholders	$6,774	$(34,462)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ / MEMBERS’ EQUITY

(In thousands) (Unaudited)

		Common stock
	Members’ interest (1)	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit (1)	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 30, 2021	$—	226,424	37,791	37,791	$264	$2,092,110	$(22,251)	$(1,275)	$2,068,848	$(13,583)	$2,055,265
Equity-based compensation expense (Note 7)	—	—	—	—	—	11,604	—	—	11,604	—	11,604
Net income	—	—	—	—	—	—	7,560	—	7,560	(1,411)	6,149
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(786)	(786)	—	(786)
Issuance of restricted stock awards	—	55	—	—	—	—	—	—	—	—	—
Balance at May 1, 2021	$—	226,479	37,791	37,791	$264	$2,103,714	$(14,691)	$(2,061)	$2,087,226	$(14,994)	$2,072,232

		Common stock
	Members’ interest (1)	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit (1)	Accumulated other comprehensive loss	Total members’ equity	Noncontrolling interest	Total equity
Balance at February 1, 2020	$1,358,130	—	—	—	$—	$—	$(780,466)	$(8,273)	$569,391	$(8,330)	$561,061
Equity-based compensation expense (Note 7)	2,305	—	—	—	—	—	—	—	2,305	—	2,305
Net loss	—	—	—	—	—	—	(31,168)	—	(31,168)	(2,204)	(33,372)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(4,970)	(4,970)	—	(4,970)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	—	(52)	(52)	—	(52)
Losses on derivatives reclassified to income, net of tax	—	—	—	—	—	—	—	1,728	1,728	—	1,728
Balance at May 2, 2020	$1,360,435	—	—	—	$—	$—	$(811,634)	$(11,567)	$537,234	$(10,534)	$526,700

(1)	Balances prior to the Company's conversion to a Delaware corporation were reclassified to additional paid-in capital to give effect to the organizational transactions described in Note 1.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net income (loss)	$6,149	$(33,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,607	43,567
Amortization of debt discounts and issuance costs	2,165	6,028
Provision for deferred taxes	1,708	(11,680)
Equity-based compensation	11,604	2,305
Impairments, write-offs and losses on sale of fixed and other assets	947	3,409
Loss on extinguishment and modification of debt	20,838	—
Income from equity method investees	(2,425)	(332)
Amounts reclassified out of accumulated other comprehensive income (Note 5)	—	2,337
Change in contingent consideration obligation	—	(553)
Non-cash operating lease costs	105,188	108,841
Changes in assets and liabilities:
Receivables	3,748	(3,767)
Merchandise inventories	(36,008)	(3,307)
Prepaid expenses and other assets	(9,140)	(6,302)
Accounts payable and book overdrafts	20,119	(74,074)
Accrued salaries and employee benefits	(2,483)	(10,153)
Accrued expenses and other liabilities	66,120	5,853
Operating lease liabilities	(116,994)	(64,188)
Other long-term liabilities	1,859	3,099
Net cash provided by (used in) operating activities	115,002	(32,289)
Cash flows from investing activities:
Cash paid for fixed assets	(47,351)	(27,895)
Net cash used in investing activities	(47,351)	(27,895)
Cash flows from financing activities:
Borrowings under long-term debt agreements	1,700,000	397,000
Repayments of long-term debt	(1,678,111)	(142,313)
Debt refinancing costs	(24,665)	—
Payments for finance lease liabilities	(593)	(935)
Payment of offering costs	(3,844)	—
Net cash (used in) provided by financing activities	(7,213)	253,752
Net increase in cash, cash equivalents and restricted cash	60,438	193,568
Cash, cash equivalents and restricted cash at beginning of year	119,540	154,718
Cash, cash equivalents and restricted cash at end of year	$179,978	$348,286
Supplemental cash flow disclosures:
Interest paid, net	$6,958	$49,527
Capitalized interest	$47	$56
Income taxes paid	$218	$288
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$23,386	$15,946

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

Petco Health and Wellness Company, Inc. (together with its consolidated subsidiaries, the “Company”) is a national specialty retailer of premium pet consumables, supplies and companion animals and services. The Company manages its business as one reportable operating segment.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Consolidated Financial Statements.

There have been no significant changes from the significant accounting policies disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

The results of operations for the thirteen weeks ended May 1, 2021 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 29, 2022.

Corporate Conversion and Initial Public Offering

The Company previously operated as a Delaware limited liability company under the name PET Acquisition LLC. In January 2021, the Company converted to a Delaware corporation pursuant to a statutory conversion and changed its name to Petco Health and Wellness Company, Inc. The existing balances of members’ interest and accumulated deficit prior to this conversion were reclassified to additional paid-in capital in the condensed consolidated balance sheets. This reclassification had no effect on the Company’s results of operations.

On January 19, 2021, the Company completed its initial public offering of 55.2 million newly-issued shares of its Class A common stock. The offering price was $18.00 per share. The net proceeds from the initial public offering were used to pay a portion of the principal amount and accrued interest on the Company’s debt obligations. Refer to Note 3 and Note 4 for further discussion on the Company’s use of proceeds from the initial public offering.

Subsequent Event

On June 1, 2021, Scooby Aggregator, LP, the Company’s principal stockholder, completed the sale of 22 million existing shares of Class A common stock in connection with a secondary offering. The offering price to the public was $24.00 per share. The Company received no proceeds from the secondary offering. Expenses incurred by the Company related to the secondary offering were not material.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total amounts reported in the condensed consolidated statements of cash flows.

	May 1, 2021	January 30, 2021
Cash and cash equivalents	$174,034	$111,402
Restricted cash included in other current assets	5,944	8,138
Total cash, cash equivalents and restricted cash in the statement of cash flows	$179,978	$119,540

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the accounting for recognizing impairments of financial assets. Under the new accounting guidance, credit losses for financial assets held at amortized cost will be estimated based on expected losses rather than the current incurred loss impairment model. The new accounting guidance also modifies the impairment model for available-for-sale debt securities. The Company adopted this accounting policy on February 2, 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2018, FASB issued Accounting Standards Update No. 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The Company adopted this accounting policy on February 2, 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Dog and cat food	$595,132	$525,752
Supplies and companion animals	658,172	493,734
Services and other	161,690	94,035
Net sales	$1,414,994	$1,113,521

3. Senior Secured Credit Facilities

As of January 30, 2021, the Company had a senior secured term loan facility (the “Amended Term Loan Facility”), which was fully repaid on March 4, 2021, and a senior secured asset-based revolving credit facility (the “Amended Revolving Credit Facility”), which was terminated on March 4, 2021. On March 4, 2021, the Company entered into a $1,700.0 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility with availability of up to $500.0 million, subject to a borrowing base, maturing on March 4, 2026 (the “ABL Revolving Credit Facility”). The Amended Term Loan Facility, the Amended Revolving Credit Facility, the First Lien Term Loan, and the ABL Revolving Credit Facility are collectively referred to as the “Senior Secured Credit Facilities.”

As of May 1, 2021, the Company was in compliance with its covenants in the First Lien Term Loan and the ABL Revolving Credit Facility.

Term Loan Facilities

On January 19, 2021, the Company repaid $727.0 million of the Amended Term Loan Facility using a portion of the proceeds from its initial public offering, in addition to existing cash on hand. The repayment was applied to the remaining principal payments in order of scheduled payment date and, as a result, no quarterly principal payments remained under the Amended Term Loan Facility, other than the remaining principal balance due at maturity. As such, the entire remaining balance was included in senior secured credit facilities, net, excluding current portion in the condensed consolidated balance sheets as of January 30, 2021.

On March 4, 2021, the Company entered into the $1,700.0 million First Lien Term Loan and repaid all outstanding principal and interest on the Amended Term Loan Facility. Interest under the First Lien Term Loan is at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal and interest payments commence on June 30, 2021. Principal payments are $4.25 million quarterly.

In connection with the March 4, 2021 transaction, the Company recognized a loss on debt extinguishment and modification of $19.6 million, which consisted of a $6.5 million write-off of unamortized debt discount and issuance costs on the Amended Term Loan Facility and $13.1 million of third-party expenses.

Fees relating to the Company’s entry into the First Lien Term Loan consisted of arranger fees and other third-party expenses. Of those fees, $3.2 million was capitalized as debt issuance costs, along with $4.3 million of original issue discount. The remaining portion of original issue discount and debt issuance costs of the Amended Term Loan Facility previously capitalized is being amortized over the contractual term of the First Lien Term Loan to interest expense using the effective interest rate in effect on the date of issuance, as these amounts represent the portion that was not substantially modified.

As of May 1, 2021, the outstanding principal balance of the First Lien Term Loan was $1,700.0 million ($1,672.1 million, net of the unamortized discount and debt issuance costs). As of January 30, 2021, the outstanding principal balance of the Amended Term Loan Facility was $1,678.1 million ($1,649.4 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 4.1% and 4.3% as of May 1, 2021 and January 30, 2021, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of May 1, 2021, the estimated fair value of the First Lien Term Loan was approximately $1,689.4 million, based upon Level 2 fair value hierarchy inputs. As of January 30, 2021, the estimated fair value of the Amended Term Loan Facility was approximately $1,673.9 million, based upon Level 2 fair value hierarchy inputs.

Revolving Credit Facilities

On March 4, 2021, the Company entered into an agreement establishing the ABL Revolving Credit Facility and terminated the Amended Revolving Credit Facility. The ABL Revolving Credit Facility has availability up to $500.0 million, subject to a borrowing base.

Fees relating to the Company’s entry into the ABL Revolving Credit Facility consisted of arranger fees and other third-party expenses. Of those fees, $4.1 million was capitalized as debt issuance costs. Unamortized debt issuance costs of $1.2 million were written off and recognized as a loss on debt extinguishment and modification in connection with this transaction. The remaining portion of debt issuance costs of the Amended Revolving Credit Facility previously capitalized is being amortized over the contractual term of the ABL Revolving Credit Facility as these amounts represent the portion that was not substantially modified.

As of May 1, 2021, no amounts were outstanding under the ABL Revolving Credit Facility. As of January 30, 2021, no amounts were outstanding under the Amended Revolving Credit Facility. At May 1, 2021, $420.5 million was available under the ABL Revolving Credit Facility, which is net of $56.6 million of outstanding letters of credit issued in the normal course of business and a $22.9 million borrowing base reduction for a shortfall in qualifying assets, net of reserves. Unamortized debt issuance costs of $5.6 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of May 1, 2021. Unamortized debt issuance costs of $3.1 million relating to the Amended Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 30, 2021.

The ABL Revolving Credit Facility has availability up to $500.0 million and a $150.0 million letter of credit sub-facility. The availability is limited to a borrowing base, which allows borrowings of up to 90% of eligible accounts receivable plus 90% of the net orderly liquidation value of eligible inventory plus up to $50 million of qualified cash of the Company to which the Company and guarantors have no access, less reserves as determined by the administrative agent. Letters of credit reduce the amount available to borrow under the ABL Revolving Credit Facility by their face value.

Interest on the ABL Revolving Credit Facility is based on either the base rate or Adjusted LIBOR subject to a floor of 0%, in either case, plus an applicable margin. The applicable margin is currently equal to 25 basis points in the case of base rate loans and 125 basis points in the case of Adjusted LIBOR loans.

The applicable margin is adjusted quarterly based on the average historical excess availability as a percentage of the Line Cap, which represents the lesser of the aggregate ABL Revolving Credit Facility and the borrowing base, as follows:

Average Historical Excess Availability	Applicable Margin for Adjusted LIBOR Loans	Applicable Margin for Base Rate Loans
Less than 33.3% of the Line Cap	1.75%	0.75%
Less than 66.7% but greater than or equal to 33.3% of the Line Cap	1.50%	0.50%
Greater than or equal to 66.7% of the Line Cap	1.25%	0.25%

The ABL Revolving Credit Facility is subject to an unused commitment fee. If the actual daily utilized portion exceeds 50%, the unused commitment fee is 0.25%. Otherwise, the unused commitment fee is 0.375% and is not dependent upon excess availability.

4. Senior Notes

Floating Rate Senior Notes

On January 26, 2016, the Company issued $750.0 million of unsecured senior notes maturing on January 26, 2024 in a private offering (the “Floating Rate Senior Notes”). Debt issuance costs of $26.2 million related to the Floating Rate Senior Notes were being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. The Floating Rate Senior Notes bore interest at a floating rate equal to three-month LIBOR, subject to a 1.00% floor, plus 8.0% per annum (the “Applicable Margin”) payable quarterly in arrears.

On January 19, 2021, in connection with the Company’s initial public offering, the holders of the outstanding Floating Rate Senior Notes exchanged $450.0 million of the aggregate principal amount of the Floating Rate Senior Notes for a new series of notes with a principal amount of $450.0 million issued by Scooby Aggregator, LP, the Company’s principal stockholder. Scooby Aggregator, LP, as the new holder of $450.0 million of Floating Rate Senior Notes, contributed the principal balance to the Company. This contribution, offset by approximately $7.4 million of unamortized deferred financing costs associated with the principal balance contributed, was recorded as an adjustment to additional paid-in capital.

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

On January 19, 2021, in connection with its initial public offering, the Company repaid $4.0 million of the principal balance of the 3.00% Senior Notes. The remaining $127.7 million of principal and $3.6 million of accrued interest was then contributed to the Company.

5. Derivative Instruments

In March 2016, the Company entered into a series of five interest rate cap agreements with four counterparties with a total notional value of $1,950.0 million to limit the maximum interest rate on a portion of the Company’s variable-rate debt and limit its exposure to interest rate variability when the three-month LIBOR exceeds 2.25%.

The interest rate caps were accounted for as cash flow hedges because the interest rate caps were expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the interest rate caps were reported as a component of AOCI. The interest rate caps expired and were settled in accordance with their contractual terms on January 29, 2021.

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	May 1, 2021
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$121,405	$—	$—
Investments of officer’s life insurance	$—	$15,271	$—
Non-qualified deferred compensation plan	$—	$(16,862)	$—

	January 30, 2021
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$63,798	$—	$—
Investments of officer’s life insurance	$—	$14,140	$—
Non-qualified deferred compensation plan	$—	$(15,526)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $116.0 million and $56.0 million as of May 1, 2021 and January 30, 2021, respectively. Also included in the Company’s money market mutual funds balances were $5.4 million and $7.8 million as of May 1, 2021 and January 30, 2021, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the condensed consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is fully funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

Assets Measured on a Non-Recurring Basis

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, fixed assets and equity and cost method investments, are reported at carrying value, or at fair value as of the date of the Company’s acquisition of Petco Holdings, Inc. LLC on January 26, 2016, and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and indefinite-lived intangibles or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable), non-financial assets are assessed for impairment. If impaired, the carrying values of the assets are written down to fair value using Level 3 inputs.

There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite lived trade name, other intangible assets or equity and cost method investments during the thirteen week periods ended May 1, 2021 and May 2, 2020. During the thirteen week periods ended May 1, 2021 and May 2, 2020, the Company recorded fixed asset and right-of-use asset impairment charges of $1.1 million and $3.1 million, respectively.

7. Stockholders’ Equity

Equity-Based Compensation

Equity-based compensation awards under the Company’s current incentive plan (the “2021 Equity Incentive Plan”) include restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock options, and other equity compensation awards. The Company also has an employee stock purchase plan (“ESPP”).

Scooby LP, the direct owner of Scooby Aggregator, LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to employees, consultants, and non-employee directors of the Company.

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
RSUs and RSAs	$6,471	$—
Options	2,092	—
ESPP	73	—
Partnership units of Scooby LP under the 2016 Incentive Plan	2,968	2,305
Total equity-based compensation expense	$11,604	$2,305

Activity under the 2021 Equity Incentive Plan was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested RSUs and RSAs/options outstanding, January 30, 2021	3,414	3,482
Granted	130	—
RSUs and RSAs vested/options exercised	—	—
Forfeited/expired	(63)	(12)
Nonvested RSUs and RSAs/options outstanding, May 1, 2021	3,481	3,470
Unrecognized compensation expense as of May 1, 2021	$54,714	$21,812
Weighted average remaining expense period as of May 1, 2021	2.5 years	2.7 years

RSA activity has not been material and relates to an RSA of Class A common stock granted to an executive in March 2021. For this grant, 50% of the RSA becomes vested on each of the first two anniversaries of the grant date. Unvested RSAs are not considered participating securities for earnings per share purposes, as any related dividends are forfeitable.

Enrollment in the ESPP began in April 2021. The ESPP will allow eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 30, 2021	214,006
Granted	—
Forfeited	(2,661)
Outstanding, May 1, 2021	211,345
Vested, May 1, 2021	94,418
Available for future grant, May 1, 2021	28,016

As of May 1, 2021, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $23.8 million, which is expected to be recognized over a weighted average period of 2.9 years.

Earnings (Loss) Per Share

Potentially dilutive securities include potential Class A common shares related to outstanding stock options, unvested RSUs and RSAs, and the ESPP, calculated using the treasury stock method. The calculation of diluted shares outstanding excludes securities where the combination of the exercise or purchase price (in the case of options and the ESPP) and the associated unrecognized compensation expense is greater than the average market price of Class A common shares because the inclusion of these securities would be anti-dilutive.

There were approximately 3.6 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the thirteen weeks ended May 1, 2021. There were no potentially dilutive securities outstanding during the thirteen weeks ended May 2, 2020.

For periods prior to the Company’s conversion to a Delaware corporation in January 2021, the Company has retrospectively presented net loss per share as if the conversion had occurred at the beginning of the earliest period presented. The weighted average shares used in computing net loss per Class A and B-1 common share in these periods are based on the number of Common Series A and Common Series B Units of PET Acquisition LLC held by members. For periods prior to the conversion, these calculations do not include the 55.2 million shares of Class A common stock issued in the Company’s initial public offering.

8. Commitments and Contingencies

COVID-19

The COVID-19 pandemic has been a highly disruptive economic and societal event that has affected the Company’s business and has had a significant impact on consumer shopping behavior. To serve pet parents while also providing for the safety of employees, the Company has adapted certain aspects of the business. Throughout the pandemic, the Company has monitored the rapidly evolving situation and will continue to adapt its operations to (i) address federal, state and local standards, (ii) meet the needs of pets and pet parents, and (iii) implement standards that the Company believes to be in the best interests of the safety and well-being of its employees and customers. The duration and severity of the pandemic remains uncertain.

Litigation

The Company is involved in legal proceedings and is subject to other claims and litigation arising in the ordinary course of its business. The Company has made accruals with respect to certain of these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, the Company has not made accruals because management has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these matters will have a material adverse effect on its condensed consolidated financial statements. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”). The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors described in the sections entitled “Risk Factors” in Part I, Item 1A in the 2020 Form 10-K and Part II, Item 1A in this Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please read the section entitled “Cautionary Note Regarding Forward-Looking Statements” in the 2020 Form 10-K. All amounts herein are unaudited.

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is category-defining health and wellness company focused on improving the lives of pets, pet parents and our own partners. Since our founding in 1965, we have been striving to set new standards in pet care, delivering comprehensive wellness solutions through our products and services, and creating communities that deepen the pet-pet parent bond.  Over the last three years, our world-class leadership team and our dedicated and passionate partners have transformed the business form a successful yet traditional retailer to a disruptive, fully integrated, digital-focused provider of premium nutrition, products, services and veterinary care. We operate more than 1,500 Petco locations across the U.S., Mexico, and Puerto Rico, including a growing network of 137 in-store veterinary hospitals, and offer a complete online resource for pet health and wellness at petco.com and on the Petco app.

Our go-to-market strategy is powered by a multi-channel platform that integrates our digital presence with a nationwide physical network. Our e-commerce site and personalized mobile app serve as a hub for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging an extensive physical network we are able to offer a comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over the competition.

We strive to be a truly unique company, one that is saving and improving millions of pet lives and tangibly improving the lives of the partners who work for us, while at the same time executing our differentiated strategy with excellence. In tandem with Petco Love (formerly the Petco Foundation), an independent nonprofit organization, we work with and support thousands of local animal welfare groups across the country and, through in-store adoption events, we have helped find homes for more than 6.5 million animals.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has impacted every aspect of the economy. As an essential retailer, all of our pet care centers have remained open, as we are the grocery store, pharmacy, and doctor’s office for many of our nation’s pets. Market data indicates that with more of the working population staying home, there has been an increase in pet ownership and the percentage of disposable income spent on home-related goods and services, including pet care. Overall, this macroeconomic trend has continued to favorably impact our business results to date with millions of additional new pets that need to be fed, groomed and vaccinated for years to come, but the possible sustained spread or resurgence of the pandemic, and any government response thereto, increases the uncertainty regarding potential economic conditions that could impact our business in the future.

We cannot predict the duration or severity of COVID-19 or its ultimate impact on the broader economy or our operations and liquidity.  Please refer to the risk factors described in the sections entitled “Risk Factors” in Part I, Item 1A in the 2020 Form 10-K and Part II, Item 1A in this Form 10-Q.

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures, including the following:

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

Comparable sales allow us to evaluate how our overall ecosystem is performing by measuring the change in period-over-period net sales from locations and digital sites that have been open for the applicable period. We intend to improve comparable sales by continuing initiatives aimed to increase customer retention, frequency of visits, and basket size. General macroeconomic and retail business trends are also a key driver of changes in comparable sales.

Non-GAAP Financial Measures

Management and our board of directors review, in addition to GAAP (as defined herein) measures, certain non-GAAP financial measures, including Adjusted EBITDA, Free Cash Flow and Net Debt, to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital.  Further explanations of our non-GAAP measures, along with reconciliations to their most comparable GAAP measures, are presented below under “Reconciliation of Non-GAAP Financial Measures to GAAP Measures.”

Executive Summary

Our business transformation initiatives, accelerated by an increase in pet ownership and a shift in customer discretionary spend toward the pet category, have driven strong top- and bottom-line growth in our business. Comparing the thirteen weeks ended May 1, 2021 with the thirteen weeks ended May 2, 2020, we achieved the following results:

•	an increase in net sales from $1.11 billion to $1.41 billion, representing period-over-period growth of 27.1%;
•	comparable sales growth of 28.4%;
•	an increase in operating income from $16.4 million to $47.7 million, representing period-over-period growth of 191.8%;
•	an increase in net income (loss) attributable to Class A and B-1 common stockholders from a loss of $31.2 million to income of $7.6 million, representing a period-over-period improvement of 124.3%;
•	an increase in Adjusted EBITDA from $86.8 million to $125.7 million, representing period-over-period growth of 44.8%; and
•

net operating cash flows improved from $32.3 million used in operating activities during the thirteen weeks ended May 2, 2020 to $115.0 million provided by operating activities during the thirteen weeks ended May 1, 2021.

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

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Net sales	$1,414,994	$1,113,521
Cost of sales	818,009	647,239
Gross profit	596,985	466,282
Selling, general and administrative expenses	549,236	449,917
Operating income	47,749	16,365
Interest income	(21)	(184)
Interest expense	20,529	60,808
Loss on extinguishment and modification of debt	20,838	—
Income (loss) before income taxes and income from equity method investees	6,403	(44,259)
Income tax expense (benefit)	2,679	(10,555)
Income from equity method investees	(2,425)	(332)
Net income (loss)	6,149	(33,372)
Net loss attributable to noncontrolling interest	(1,411)	(2,204)
Net income (loss) attributable to Class A and B-1 common stockholders	$7,560	$(31,168)

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Net sales	100.0%	100.0%
Cost of sales	57.8	58.1
Gross profit	42.2	41.9
Selling, general and administrative expenses	38.8	40.4
Operating income	3.4	1.5
Interest income	0.0	0.0
Interest expense	1.4	5.5
Loss on extinguishment and modification of debt	1.5	—
Income (loss) before income taxes and income from equity method investees	0.5	(4.0)
Income tax expense (benefit)	0.3	(0.9)
Income from equity method investees	(0.2)	(0.1)
Net income (loss)	0.4	(3.0)
Net loss attributable to noncontrolling interest	(0.1)	(0.2)
Net income (loss) attributable to Class A and B-1 common stockholders	0.5%	(2.8)%

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Operational Data:
Comparable sales increase (decrease)	28.4%	2.1%
Total pet care centers at end of period	1,453	1,476
Total pet care centers with veterinarian practices at end of period	137	89
Adjusted EBITDA (in thousands)	$125,746	$86,836

Thirteen Weeks Ended May 1, 2021 Compared with Thirteen Weeks Ended May 2, 2020

Net Sales and Comparable Sales

Net sales increased $301.5 million, or 27.1%, to $1.41 billion in the thirteen weeks ended May 1, 2021 compared to net sales of $1.11 billion in the thirteen weeks ended May 2, 2020, driven by a 28.4% increase in our comparable sales. Our sales growth period-over-period was driven by our strong execution and unique model across digital and in our pet care centers, coupled with an increase in pet ownership associated with the COVID-19 pandemic and benefits from government stimulus payments. Pet care centers delivered growth of 26.1% driven by an increase in pet adoptions and more customer traffic in our centers.  Our e-commerce and digital sales increased 21.2%, lapping strong digital sales growth in the same period last year at the start of the COVID-19 pandemic. This growth is driven by the increase in pets as well as our integrated offerings, which include buy online and pick up in store, curbside pick-up, ship-from-store, repeat delivery, and same day delivery.

Supplies and companion animal sales increased 33.3% between the periods due to increases in pet ownership and shifts in disposable income toward pets. Dog and cat food sales increased 13.2% and services and other sales increased 71.9% between the periods, respectively. The increase in services was due in part to growth in our veterinary hospital business with the addition of 48 new hospitals period-over-period coupled with headwinds experienced during the thirteen weeks ended May 2, 2020 with the temporary suspension of our training, grooming and vaccination clinic services while stay-at-home orders were in place.

Cost of Goods Sold and Gross Profit

Gross profit increased $130.7 million, or 28.0%, to $597.0 million in the thirteen weeks ended May 1, 2021 compared to gross profit of $466.3 million for the thirteen weeks ended May 2, 2020. As a percentage of sales, our gross profit rate improved slightly at 42.2% for the thirteen weeks ended May 1, 2021 compared to 41.9% for the thirteen weeks ended May 2, 2020. The increase in gross profit was due to the overall increase in net sales across key business areas, which was partially offset by an increase in supply chain expenses to support higher sales volume.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $99.3 million, or 22.1%, to $549.2 million for the thirteen weeks ended May 1, 2021 compared to $449.9 million for the thirteen weeks ended May 2, 2020. As a percentage of net sales, SG&A expenses improved from 40.4% for the thirteen weeks ended May 2, 2020 to 38.8% for the thirteen weeks ended May 1, 2021, reflecting operating leverage from net sales growth. The increase in expenses period-over-period was driven by a $40.7 million increase in advertising expenses to support the acceleration of our sales growth.  The remainder of the increase was predominately due to higher incentive compensation for corporate and field employees along with increased variable costs associated with our higher sales growth.  In addition, SG&A expenses were lower for the thirteen weeks ended May 2, 2020 due to cost containment measures implemented at the start of the COVID-19 pandemic.

Interest Expense

Interest expense decreased $40.3 million, or 66.2%, to $20.5 million in the thirteen weeks ended May 1, 2021 compared with $60.8 million in the thirteen weeks ended May 2, 2020. The decrease was primarily driven by the redemption/cancellation of the Floating Rate Senior Notes and the 3.00% Senior Notes (each as defined in Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q) and repayment of a portion of our then-outstanding senior secured term loan facility (the “Amended Term Loan Facility”) in connection with our initial public offering. In March 2020, we borrowed $250.0 million on our then-outstanding senior secured asset-based revolving credit facility (the “Amended Revolving Credit Facility”) as a precautionary measure given the uncertainty of the macroeconomic environment at the start of the COVID-19 pandemic. We subsequently repaid the amount in full in the second quarter of fiscal 2020 and had no borrowings outstanding on the Amended Revolving Credit Facility as of January 30, 2021.

Loss on Extinguishment and Modification of Debt

Loss on extinguishment and modification of debt was $20.8 million for the thirteen weeks ended May 1, 2021.  This loss was recognized in conjunction with the March 4, 2021 debt refinancing transaction described above. There was no loss on debt extinguishment and modification for the thirteen weeks ended May 2, 2020.  For more information regarding these activities, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Expense (Benefit)

Our effective tax rate was 26.2% for the thirteen weeks ended May 1, 2021, resulting in income tax expense of $2.7 million, compared to an effective tax rate of 25.8% and income tax benefit of $10.6 million for the thirteen weeks ended May 2, 2020. The increase in effective tax rate is primarily driven by an increase in earnings along with an increase in stock-based compensation for the thirteen weeks ended May 1, 2021.

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

Adjusted EBITDA is not a substitute for net income (loss), the most comparable GAAP measure, and is subject to a number of limitations as a financial measure, so it should be used in conjunction with GAAP financial measures and not in isolation.  There can be no assurances that we will not modify the presentation of Adjusted EBITDA in the future.  In addition, other companies in our industry may define Adjusted EBITDA differently, limiting its usefulness as a comparative measure.  Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures to GAAP Measures” included in the 2020 Form 10-K for more information regarding how we define Adjusted EBITDA.

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin, after taking into account net sales for the periods presented:

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Reconciliation of Net Income (Loss) Attributable to Class A and B-1 Common Stockholders to Adjusted EBITDA
Net income (loss) attributable to Class A and B-1 common stockholders	$7,560	$(31,168)
Interest expense, net	20,508	60,624
Income tax expense (benefit)	2,679	(10,555)
Depreciation and amortization	41,607	43,567
Income from equity method investees	(2,425)	(332)
Loss on debt extinguishment and modification	20,838	—
Asset impairments and write offs	947	3,409
Equity-based compensation	11,604	2,305
Mexico joint venture EBITDA (1)	6,006	4,019
Store pre-opening expenses	4,029	1,908
Store closing expenses	1,103	1,027
Severance	818	3,084
Non-cash occupancy-related costs (2)	1,139	7,200
Non-recurring costs (3)	9,333	1,748
Adjusted EBITDA	$125,746	$86,836
Net sales	$1,414,994	$1,113,521
Net margin (4)	0.5%	(2.8)%
Adjusted EBITDA Margin (4)	8.9%	7.8%

(1)

Mexico joint venture EBITDA represents 50% of the entity’s operating results for the periods presented, as adjusted to reflect the results on a basis comparable to our Adjusted EBITDA. In the financial statements, this joint venture is accounted for as an equity method investment and reported net of depreciation and income taxes. Because such a presentation would not reflect the adjustments made in our calculation of Adjusted EBITDA, we include our 50% interest in our Mexico joint venture on an Adjusted EBITDA basis to ensure consistency. The table below presents a reconciliation of Mexico joint venture net income to Mexico joint venture EBITDA:

	Thirteen weeks ended
(dollars in thousands)	May 1, 2021	May 2, 2020
Net income	$4,849	$728
Depreciation	3,400	3,154
Income tax expense	2,780	1,295
Foreign currency (gain) loss	(145)	1,557
Interest expense (income), net	1,128	1,304
EBITDA	$12,012	$8,038
50% of EBITDA	$6,006	$4,019

(2)	Non-cash occupancy-related costs include the difference between cash and straight-line rent for all periods.
(3)

Non-recurring costs include: unrealized fair market value adjustments on non-operating investments; legal reserves and related fees; one-time consulting and other costs associated with the Company’s strategic transformation initiatives; discontinuation and liquidation costs; and costs related to our initial public offering.  While we incurred significant costs associated with the COVID-19 pandemic during fiscal 2020, we have not classified any of these costs as non-recurring due to the uncertainty surrounding the pandemic’s length and long-term impact on the macroeconomic operating environment.

(4)	We define net margin as net income (loss) attributable to Class A and B-1 common stockholders divided by net sales and Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that is calculated as net cash provided by operations less cash paid for fixed assets. Management believes that Free Cash Flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company’s financial performance.

Although other companies report their free cash flow, numerous methods exist for calculating a company’s free cash flow. As a result, the method used by the Company to calculate our Free Cash Flow may differ from the methods used by other companies to calculate their free cash flow.

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
(dollars in thousands)	(52 weeks)	(52 weeks)
Net cash provided by (used in) operating activities	$115,002	$(32,289)
Cash paid for fixed assets	(47,351)	(27,895)
Free Cash Flow	$67,651	$(60,184)

Net Debt

Net Debt is a non-GAAP financial measure that is calculated as the sum of current and non-current debt, less cash and cash equivalents. Management considers this adjustment useful because it reduces the volatility of total debt caused by fluctuations between cash paid against the Company’s revolving credit facility and cash held on hand in cash and cash equivalents.

Although other companies report their net debt, numerous methods exist for calculating a company’s net debt. As a result, the method used by the Company to calculate our Net Debt may differ from the methods used by other companies to calculate their net debt.

The table below reflects the calculation of Net Debt for the periods presented:

(dollars in thousands)	May 1, 2021	May 2, 2020
Total debt:
Senior secured credit facilities, net, including current portion	$1,666,509	$2,647,461
Senior notes, net	—	866,952
Finance leases, including current portion	16,409	15,504
Total debt	$1,682,918	$3,529,917
Less: cash and cash equivalents	(174,034)	(341,506)
Net Debt	$1,508,884	$3,188,411
Adjusted EBITDA	$523,258	$413,651
Net Debt / Adjusted EBITDA ratio	2.9x	7.7x

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of May 1, 2021 was $594.5 million inclusive of cash and cash equivalents of $174.0 million and $420.5 million of availability on the ABL Revolving Credit Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the ABL Revolving Credit Facility will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes to our contractual obligations as compared to those described in the 2020 Form 10-K, except for the debt refinancing transaction that occurred on March 4, 2021. For more information regarding our primary obligations, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for amounts outstanding as of May 1, 2021 related to our debt. Also refer to further discussion on our debt refinancing transaction in “Sources of Liquidity” below.

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirteen weeks ended
(dollars in thousands)	May 1, 2021	May 2, 2020
	(52 weeks)	(52 weeks)
Total cash provided by (used in):
Operating activities	$115,002	$(32,289)
Investing activities	(47,351)	(27,895)
Financing activities	(7,213)	253,752
Net increase in cash, cash equivalents and restricted cash	$60,438	$193,568

Operating Activities

Our primary source of operating cash is sales of products and services to customers, which are substantially all on a cash basis and therefore provide us with a significant source of liquidity. Our primary uses of cash in operating activities include: purchases of inventory; freight and warehousing costs; employee-related expenditures; occupancy-related costs for our pet care centers, distribution centers and corporate support centers; credit card fees; interest under our debt agreements; and marketing expenses. Net cash provided by operating activities is impacted by our net income (loss) adjusted for certain non-cash items, including: depreciation, amortization, impairments and write-offs; amortization of debt discounts and issuance costs; deferred income taxes; equity-based compensation; impairments of goodwill and intangible assets; and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $115.0 million in the thirteen weeks ended May 1, 2021 compared with net cash used in operating activities of $32.3 million in the thirteen weeks ended May 2, 2020. The increase in operating cash flow was due to strong operating performance and working capital benefit generated by higher sales as well as lower interest payments due to the reduction of debt balances in connection with the initial public offering and the refinancing transaction that occurred on March 4, 2021 discussed under “Sources of Liquidity” below. The increase in operating cash flows between the periods was partially offset by higher payroll, bonus and fringe benefits driven by operating performance and pet care center appreciation bonuses, an increase in cash paid for inventory driven by higher inventory turns, an increase in cash paid on operating leases due to the timing of rent payments and an increase in advertising spend.

Investing Activities

Cash used in investing activities consists of capital expenditures, which in the thirteen weeks ended May 1, 2021 and the thirteen weeks ended May 2, 2020 primarily supported our transformation initiatives. Net cash used in investing activities was $47.4 million and $27.9 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The increase in capital expenditures between the periods is partially due to a reduction in capital expenditures put in place for the thirteen weeks ended May 2, 2020 at the start of the COVID-19 pandemic.  The majority of our capital expenditures are discretionary in nature and made to expand our business.

Financing Activities

Net cash used in financing activities was $7.2 million for the thirteen weeks ended May 1, 2021, compared with $253.8 million provided by financing activities in the thirteen weeks ended May 2, 2020.

Financing cash flows in the thirteen weeks ended May 1, 2021 primarily consisted of borrowings and repayments of debt in connection with the March 4, 2021 debt refinancing transaction. For more information regarding these activities, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Financing cash flows in the thirteen weeks ended May 2, 2020 included a precautionary draw on the Amended Revolving Credit Facility of $250.0 million in March 2020 at the start of the COVID-19 pandemic. As operations stabilized and financial results improved, the balance was repaid in full in the second quarter of fiscal 2020.

Sources of Liquidity

Senior Secured Credit Facilities

As of January 30, 2021, the Company had $1,678.1 million outstanding on the Amended Term Loan Facility and no balance on the Amended Revolving Credit Facility, providing for senior secured financing of up to $500.0 million, subject to a borrowing base.

On March 4, 2021, the Company completed a refinancing transaction by entering into the $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and the ABL Revolving Credit Facility, which matures on March 4, 2026 and has availability of up to $500.0 million, subject to a borrowing base. The refinancing transaction, in combination with the application of the proceeds from the Company’s initial public offering and other recapitalization transactions in connection therewith, reduced the Company’s total debt by 52.3% percent over the thirteen weeks ended May 2, 2020. Net Debt as a result of these transactions decreased $1,700 million or 52.7% to $1,500 million at May 1, 2021. Interest under the First Lien Term Loan is at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal payments are $4.25 million quarterly and commence on June 30, 2021. The terms under the ABL Revolving Credit Facility are substantially similar to those of the Amended Revolving Credit Facility.

For more information regarding this indebtedness, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Derivative Instruments

In March 2016, the Company entered into a series of five interest rate cap agreements with four counterparties totaling $1,950.0 million to limit the maximum interest rate on a portion of the variable-rate debt and limit exposure to interest rate variability when three-month LIBOR exceeds 2.25%. The interest rate caps were accounted for as cash flow hedges, and changes in the fair value of the interest rate caps were reported as a component of accumulated other comprehensive income. The interest rate caps were settled in accordance with their contractual terms on January 29, 2021.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make assumptions and estimates about future results, and apply judgments that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures. We base our estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On an ongoing basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2020 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks arising from transactions in the normal course of our business. These risks are primarily associated with interest rate fluctuations, as well as changes in our credit standing, based on the capital and credit markets, which are not predictable. We do not currently hold any instruments for trading purposes.

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of May 1, 2021, we had $1,700.0 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of May 1, 2021 would have increased annual cash interest in the aggregate by approximately $17.2 million. As of May 1, 2021, the underlying interest rates on the First Lien Term Loan and the ABL Revolving Credit Facility were at the floor in the applicable agreements.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of May 1, 2021, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Foreign Currency Risk

Substantially all of our business is currently conducted in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies would have a material effect on our operating results.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 1, 2021.

Changes in Internal Control over Financial Reporting

This Form 10-Q does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8, “Commitments and Contingencies—Litigation,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2020 Form 10-K for information concerning risk factors. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K. The risk factors set forth below update, and should be read together with, the risk factors in our 2020 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in the 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operation.

Risks Related to Our Business

The loss of any of our key merchandise vendors, or of any of our exclusive distribution arrangements with certain of our vendors, could negatively impact our business.

We purchase significant amounts of products from a number of vendors with limited supply capabilities. There can be no assurance that our current pet food or supply vendors will be able to accommodate our anticipated growth and expansion of our locations and e-commerce business. As a result of the disruptions resulting from COVID-19, some of our existing vendors have not been able to supply us with products in a timely or cost-effective manner. While these disruptions have so far proven to be temporary, an inability of our existing vendors to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition, and results of operations. To date, vendor-related supply challenges have not had a material effect on our business or our sales and profitability. We do not maintain long-term supply contracts with any of our merchandise vendors. Any vendor could discontinue selling to us at any time. Although we do not materially rely on any particular vendor, the loss of any of our significant vendors of pet food, particularly premium pet food, or pet supplies that we offer could have a negative impact on our business, financial condition, and results of operations.

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

Fluctuations in the prices and availability of certain commodities, such as grains and meat protein, could materially adversely affect our operating results.

The pet food and supplies industry is subject to risks related to increases in the price of and the availability of certain commodities used in the production of certain pet food and other pet-related products, specifically seed, wheat, and rice, as well as other materials that are used in certain pet accessories. Additionally, increased human and/or pet consumption or population increases may potentially limit the supply of or increase prices for certain meat proteins used in animal feed.

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

Risks Related to Legal and Regulatory Matters

We are subject to risks related to online payment methods and our Petco Pay promotional financing program.

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

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers through our Petco Pay program. Customers using Petco Pay can earn rewards for making purchases on the Petco-branded credit cards or receive extended payment terms and low interest financing on qualifying purchases. We believe Petco Pay will generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. In addition, we earn profit- share income and share in any losses from certain of our banking partners based on the performance of the programs. The income or loss we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, interest rates, the macroeconomic, regulatory and competitive environment, and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer Petco Pay to customers, reduce customer purchases, or impair our ability to earn income from sharing in the profits of the program.

In addition, the continued economic ramifications of COVID-19 may lead to higher credit card defaults over time, which could have an adverse effect on our profitability.

Failure to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology or our brand could harm our competitive position or require us to incur significant expenses to enforce our rights.

Our trademarks, such as Bond & Co., EveryYay, Good 2 Go, Good Lovin’, Harmony, Imagitarium, Leaps & Bounds, Pals Rewards, Petco, Petco Love, PetCoach, PupBox, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, WholeHearted, You & Me, and Youly are valuable assets that support our brand and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent, and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies, and processes. We might not be able to obtain broad protection in the United States for all of our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial, and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our trademarks. Any of our patents, trademarks, or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Further, our nondisclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies, and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective intellectual property protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. We might be required to expend significant resources to monitor and protect our intellectual property rights. For example, we may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others. However, we may be unable to discover or determine the extent of any infringement, misappropriation, or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights and other proprietary rights. Any such litigation, whether or not resolved in our favor, could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition, and results of operations may be materially adversely affected.

Risks Related to Our Class A Common Stock

We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

Petco Health and Wellness Company, Inc. and certain of our subsidiaries are holding companies with nominal net worth. We do not have any material assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiary, Petco Animal Supplies Stores, Inc. and its subsidiaries. As a result, in addition to the restrictions on payment of dividends that apply under the terms of our existing indebtedness, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us.

General Risk Factors

An active, liquid trading market for our Class A common stock may not be sustained, which may limit your ability to sell your shares.

Prior to our initial public offering in January 2021, there was no public market for our Class A common stock. Although our Class A common stock is now listed on Nasdaq under the symbol “WOOF,” an active trading market for our shares may not be sustained. A public trading market having the desirable characteristics of depth, liquidity, and orderliness depends upon the existence of willing buyers and sellers at any given time, and its existence is dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our Class A common stock. The market price of our Class A common stock may decline. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petco Health and Wellness Company, Inc.

Date: June 10, 2021	By:	/s/ Michael Nuzzo
Michael Nuzzo
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)