Form 10-Q
period 2021-07-31
Petco Health & Wellness Company, Inc.
filed 2021-08-27
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

The number of shares of Registrant’s Class A Common Stock outstanding as of August 25, 2021 was 226,491,943.

The number of shares of Registrant’s Class B-1 Common Stock outstanding as of August 25, 2021 was 37,790,781.

The number of shares of Registrant’s Class B-2 Common Stock outstanding as of August 25, 2021 was 37,790,781.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 31, 2021	January 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203,404	$111,402
Receivables, less allowance for credit losses ($1,802 and $3,267, respectively)	39,889	41,827
Merchandise inventories, net	628,491	538,675
Prepaid expenses	41,990	40,032
Other current assets	30,381	45,613
Total current assets	944,155	777,549
Fixed assets	1,586,677	1,487,987
Less accumulated depreciation	(932,283)	(860,440)
Fixed assets, net	654,394	627,547
Operating lease right-of-use assets	1,314,533	1,328,108
Goodwill	2,182,465	2,179,310
Trade name	1,025,000	1,025,000
Other intangible assets	4,793	4,793
Less accumulated amortization	(4,251)	(4,079)
Other intangible assets, net	542	714
Other long-term assets	194,092	137,474
Total assets	$6,315,181	$6,075,702
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$406,685	$339,485
Accrued salaries and employee benefits	123,721	129,484
Accrued expenses and other liabilities	210,517	145,846
Current portion of operating lease liabilities	248,631	258,289
Current portion of long-term debt and other lease liabilities	20,235	2,203
Total current liabilities	1,009,789	875,307
Senior secured credit facilities, net, excluding current portion	1,646,463	1,646,281
Operating lease liabilities, excluding current portion	1,070,063	1,083,575
Deferred taxes, net	293,611	280,920
Other long-term liabilities	135,873	134,354
Total liabilities	4,155,799	4,020,437
Commitments and contingencies (Notes 3, 4 and 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 226.5 million shares as of July 31, 2021 and 226.4 million shares as of January 30, 2021	226	226
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,115,220	2,092,110
Retained earnings (accumulated deficit)	60,420	(22,251)
Accumulated other comprehensive loss	(1,272)	(1,275)
Total stockholders’ equity	2,174,632	2,068,848
Noncontrolling interest	(15,250)	(13,583)
Total equity	2,159,382	2,055,265
Total liabilities and equity	$6,315,181	$6,075,702

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$1,434,534	$1,208,971	$2,849,528	$2,322,492
Cost of sales	835,124	679,218	1,653,133	1,326,457
Gross profit	599,410	529,753	1,196,395	996,035
Selling, general and administrative expenses	525,942	464,706	1,075,178	914,623
Operating income	73,468	65,047	121,217	81,412
Interest income	(13)	(99)	(34)	(283)
Interest expense	19,206	54,493	39,735	115,301
Loss on extinguishment and modification of debt	—	—	20,838	—
Other non-operating income	(45,162)	—	(45,162)	—
Income (loss) before income taxes and income from equity method investees	99,437	10,653	105,840	(33,606)
Income tax expense (benefit)	27,011	4,958	29,690	(5,597)
Income from equity method investees	(2,429)	(745)	(4,854)	(1,077)
Net income (loss)	74,855	6,440	81,004	(26,932)
Net loss attributable to noncontrolling interest	(256)	(1,001)	(1,667)	(3,205)
Net income (loss) attributable to Class A and B-1 common stockholders	$75,111	$7,441	$82,671	$(23,727)

Net income (loss) per Class A and B-1 common share (1):
Basic	$0.28	$0.04	$0.31	$(0.11)
Diluted	$0.28	$0.04	$0.31	$(0.11)

Weighted average shares used in computing net income (loss) per Class A and B-1 common share (1):
Basic	264,216	209,015	264,216	209,015
Diluted	265,217	209,015	265,123	209,015

(1)

Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. See Note 7 for further discussion.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$74,855	$6,440	$81,004	$(26,932)
Net loss attributable to noncontrolling interest	(256)	(1,001)	(1,667)	(3,205)
Net income (loss) attributable to Class A and B-1 common stockholders	75,111	7,441	82,671	(23,727)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	789	281	3	(4,689)
Unrealized loss on derivatives	—	(9)	—	(61)
Losses on derivatives reclassified to income	—	2,021	—	3,749
Total other comprehensive income (loss), net of tax	789	2,293	3	(1,001)

Comprehensive income (loss)	75,644	8,733	81,007	(27,933)
Comprehensive loss attributable to noncontrolling interest	(256)	(1,001)	(1,667)	(3,205)
Comprehensive income (loss) attributable to Class A and B-1 common stockholders	$75,900	$9,734	$82,674	$(24,728)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ / MEMBERS’ EQUITY

(In thousands) (Unaudited)

		Common stock
	Members’ interest (1)	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings (1)	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 30, 2021	$—	226,424	37,791	37,791	$264	$2,092,110	$(22,251)	$(1,275)	$2,068,848	$(13,583)	$2,055,265
Equity-based compensation expense (Note 7)	—	—	—	—	—	11,604	—	—	11,604	—	11,604
Net income	—	—	—	—	—	—	7,560	—	7,560	(1,411)	6,149
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(786)	(786)	—	(786)
Issuance of restricted stock awards	—	55	—	—	—	—	—	—	—	—	—
Balance at May 1, 2021	$—	226,479	37,791	37,791	$264	$2,103,714	$(14,691)	$(2,061)	$2,087,226	$(14,994)	$2,072,232
Equity-based compensation expense (Note 7)	—	—	—	—	—	11,506	—	—	11,506	—	11,506
Net income	—	—	—	—	—	—	75,111	—	75,111	(256)	74,855
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	789	789	—	789
Issuance of common stock	—	12	—	—	—	—	—	—	—	—	—
Balance at July 31, 2021	$—	226,491	37,791	37,791	$264	$2,115,220	$60,420	$(1,272)	$2,174,632	$(15,250)	$2,159,382

		Common stock
	Members’ interest (1)	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit (1)	Accumulated other comprehensive loss	Total members’ equity	Noncontrolling interest	Total equity
Balance at February 1, 2020	$1,358,130	—	—	—	$—	$—	$(780,466)	$(8,273)	$569,391	$(8,330)	$561,061
Equity-based compensation expense (Note 7)	2,305	—	—	—	—	—	—	—	2,305	—	2,305
Net loss	—	—	—	—	—	—	(31,168)	—	(31,168)	(2,204)	(33,372)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(4,970)	(4,970)	—	(4,970)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	—	(52)	(52)	—	(52)
Losses on derivatives reclassified to income, net of tax	—	—	—	—	—	—	—	1,728	1,728	—	1,728
Balance at May 2, 2020	$1,360,435	—	—	—	$—	$—	$(811,634)	$(11,567)	$537,234	$(10,534)	$526,700
Equity-based compensation expense (Note 7)	2,312	—	—	—	—	—	—	—	2,312	—	2,312
Repurchase of equity	(104)	—	—	—	—	—	—	—	(104)	—	(104)
Net income	—	—	—	—	—	—	7,441	—	7,441	(1,001)	6,440
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	281	281	—	281
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Losses on derivatives reclassified to income, net of tax	—	—	—	—	—	—	—	2,021	2,021	—	2,021
Balance at August 1, 2020	$1,362,643	—	—	—	$—	$—	$(804,193)	$(9,274)	$549,176	$(11,535)	$537,641

(1)	Balances prior to the Company's conversion to a Delaware corporation were reclassified to additional paid-in capital to give effect to the organizational transactions described in Note 1.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Twenty-six weeks ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net income (loss)	$81,004	$(26,932)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	82,845	86,038
Amortization of debt discounts and issuance costs	3,369	12,125
Provision for deferred taxes	12,691	(21,753)
Equity-based compensation	23,110	4,617
Impairments, write-offs and losses on sale of fixed and other assets	2,690	6,261
Loss on extinguishment and modification of debt	20,838	—
Income from equity method investees	(4,854)	(1,077)
Amounts reclassified out of accumulated other comprehensive income (Note 5)	—	5,066
Change in contingent consideration obligation	—	(391)
Non-cash operating lease costs	210,490	216,729
Other non-operating income	(45,162)	—
Changes in assets and liabilities:
Receivables	1,937	(5,208)
Merchandise inventories	(89,784)	(11,056)
Prepaid expenses and other assets	3,294	(9,153)
Accounts payable and book overdrafts	74,466	(18,955)
Accrued salaries and employee benefits	(6,017)	3,116
Accrued expenses and other liabilities	51,145	35,747
Operating lease liabilities	(220,655)	(196,700)
Other long-term liabilities	997	13,915
Net cash provided by operating activities	202,404	92,389
Cash flows from investing activities:
Cash paid for fixed assets	(99,883)	(50,043)
Cash paid for acquisitions, net of cash acquired	(2,807)	—
Distributions from equity investees	—	73
Proceeds from sale of assets	105	1,296
Net cash used in investing activities	(102,585)	(48,674)
Cash flows from financing activities:
Borrowings under long-term debt agreements	1,700,000	440,000
Repayments of long-term debt	(1,682,361)	(456,625)
Debt refinancing costs	(24,665)	—
Payments for finance lease liabilities	(2,044)	(2,089)
Proceeds from employee stock purchase plan	1,721	—
Repurchase of equity	—	(105)
Payment of contingent consideration	—	(250)
Payment of offering costs	(3,844)	—
Net cash used in financing activities	(11,193)	(19,069)
Net increase in cash, cash equivalents and restricted cash	88,626	24,646
Cash, cash equivalents and restricted cash at beginning of year	119,540	154,718
Cash, cash equivalents and restricted cash at end of year	$208,166	$179,364
Supplemental cash flow disclosures:
Interest paid, net	$29,463	$95,284
Capitalized interest	$181	$174
Income taxes paid	$5,195	$1,344
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$28,105	$22,370

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

Petco Health and Wellness Company, Inc. (together with its consolidated subsidiaries, the “Company”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and its own partners. The Company manages its business as one reportable operating segment.

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

The results of operations for the thirteen and twenty-six weeks ended July 31, 2021 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 29, 2022.

Corporate Conversion and Public Offerings

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

In June 2021, Scooby Aggregator, LP, the Company’s principal stockholder, completed the sale of 25.3 million existing shares of Class A common stock in connection with a secondary offering. The offering price to the public was $24.00 per share. The Company received no proceeds from the secondary offering. Expenses incurred by the Company related to the secondary offering were not material.

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

	July 31, 2021	January 30, 2021
Cash and cash equivalents	$203,404	$111,402
Restricted cash included in other current assets	4,762	8,138
Total cash, cash equivalents and restricted cash in the statement of cash flows	$208,166	$119,540

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

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Consumables	$611,946	$492,274	$1,207,078	$1,018,026
Supplies and companion animals	663,572	612,630	1,321,744	1,106,364
Services and other	159,016	104,067	320,706	198,102
Net sales	$1,434,534	$1,208,971	$2,849,528	$2,322,492

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

As of July 31, 2021, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

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

On March 4, 2021, the Company entered into the $1,700.0 million First Lien Term Loan and repaid all outstanding principal and interest on the Amended Term Loan Facility. Interest under the First Lien Term Loan is at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are $4.25 million quarterly.

In connection with the March 4, 2021 transaction, the Company recognized a loss on debt extinguishment and modification of $19.6 million on the term loan facilities, which consisted of a $6.5 million write-off of unamortized debt discount and issuance costs on the Amended Term Loan Facility and $13.1 million of third-party expenses.

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

As of July 31, 2021, the outstanding principal balance of the First Lien Term Loan was $1,695.8 million ($1,668.8 million, net of the unamortized discount and debt issuance costs). As of January 30, 2021, the outstanding principal balance of the Amended Term Loan Facility was $1,678.1 million ($1,649.4 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 4.1% and 4.3% as of July 31, 2021 and January 30, 2021, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of July 31, 2021, the estimated fair value of the First Lien Term Loan was approximately $1,687.3 million, based upon Level 2 fair value hierarchy inputs. As of January 30, 2021, the estimated fair value of the Amended Term Loan Facility was approximately $1,673.9 million, based upon Level 2 fair value hierarchy inputs.

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

As of July 31, 2021, no amounts were outstanding under the ABL Revolving Credit Facility. As of January 30, 2021, no amounts were outstanding under the Amended Revolving Credit Facility. At July 31, 2021, $441.1 million was available under the ABL Revolving Credit Facility, which is net of $58.9 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets.

Unamortized debt issuance costs of $5.3 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of July 31, 2021. Unamortized debt issuance costs of $3.1 million relating to the Amended Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 30, 2021.

The ABL Revolving Credit Facility has availability up to $500.0 million and a $150.0 million letter of credit sub-facility. The availability is limited to a borrowing base, which allows borrowings of up to 90% of eligible accounts receivable plus 90% of the net orderly liquidation value of eligible inventory plus up to $50.0 million of qualified cash of the Company to which the Company and guarantors have no access, less reserves as determined by the administrative agent. Letters of credit reduce the amount available to borrow under the ABL Revolving Credit Facility by their face value.

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

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	July 31, 2021
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$146,512	$—	$—
Investments of officers' life insurance	$—	$15,783	$—
Non-qualified deferred compensation plan	$—	$(17,879)	$—

	January 30, 2021
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$63,798	$—	$—
Investments of officers' life insurance	$—	$14,140	$—
Non-qualified deferred compensation plan	$—	$(15,526)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $143.0 million and $56.0 million as of July 31, 2021 and January 30, 2021, respectively. Also included in the Company’s money market mutual funds balances were $3.5 million and $7.8 million as of July 31, 2021 and January 30, 2021, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the condensed consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

Assets Measured on a Non-Recurring Basis

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, fixed assets and equity and other investments, are reported at carrying value, or at fair value as of the date of the Company’s acquisition of Petco Holdings, Inc. LLC on January 26, 2016, and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and indefinite-lived intangibles or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable), non-financial assets are assessed for impairment. If impaired, the carrying values of the assets are written down to fair value using Level 3 inputs.

The Company previously held an equity investment, in the form of multiple series of preferred stock, in A Place for Rover, Inc. (“Rover”), an online marketplace for pet care, which was historically accounted for as an equity security without a readily determinable fair value. In July 2021, Rover completed a business combination with Nebula Caravel Acquisition Corp., a publicly-traded special purpose acquisition company. The combined entity was renamed to Rover Group, Inc., and the Company’s equity investment was converted into a common stock investment in the combined entity. The business combination was considered to be an observable transaction, and the Company recognized a $45.2 million gain from the remeasurement of the fair value of its investment, which is included in other non-operating income in the consolidated statements of operations. The fair value of the investment was $49.6 million as of July 31, 2021 and is included within other long-term assets on the consolidated balance sheets.

There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite lived trade name, other intangible assets or equity and other investments during the thirteen or twenty-six week periods ended July 31, 2021 and August 1, 2020. During the thirteen and twenty-six week periods ended July 31, 2021, the Company recorded fixed asset and right-of-use asset impairment charges of $1.4 million and $2.5 million, respectively. During the thirteen and twenty-six week periods ended August 1, 2020, the Company recorded fixed asset and right-of-use asset impairment charges of $2.7 million and $5.8 million, respectively.

7. Stockholders’ Equity

Equity-Based Compensation

Equity-based compensation awards under the Company’s current incentive plan (the “2021 Equity Incentive Plan”) include restricted stock units (“RSUs”), restricted stock awards (“RSAs”), stock options, and other equity compensation awards. The Company also has an employee stock purchase plan (“ESPP”).

Scooby LP, the direct owner of Scooby Aggregator, LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
RSUs and RSAs	$6,353	$—	$12,825	$—
Options	2,045	—	4,137	—
ESPP	317	—	390	—
Partnership units of Scooby LP under the 2016 Incentive Plan	2,791	2,312	5,758	4,617
Total equity-based compensation expense	$11,506	$2,312	$23,110	$4,617

Activity under the 2021 Equity Incentive Plan was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested RSUs and RSAs/options outstanding, January 30, 2021	3,414	3,482
Granted	226	—
RSUs and RSAs vested/options exercised	(12)	—
Forfeited/expired	(164)	(49)
Nonvested RSUs and RSAs/options outstanding, July 31, 2021	3,464	3,433
Unrecognized compensation expense as of July 31, 2021	$48,669	$19,510
Weighted average remaining expense period as of July 31, 2021	2.3 Years	2.5 Years

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

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 30, 2021	214,006
Granted	—
Forfeited	(3,704)
Outstanding, July 31, 2021	210,302
Vested, July 31, 2021	110,548

No additional Series C Units have been or will be awarded since the Company’s initial public offering. As of July 31, 2021, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $21.8 million, which is expected to be recognized over a weighted average period of 2.7 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

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

There were approximately 3.4 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the twenty-six weeks ended July 31, 2021. There were no potentially dilutive securities outstanding during the twenty-six weeks ended August 1, 2020.

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

Litigation

The Company is involved in legal proceedings and is subject to other claims and litigation arising in the ordinary course of its business. The Company has made accruals with respect to certain of these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, the Company has not made accruals because management has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these matters will have a material adverse effect on its condensed consolidated financial statements. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of a particular litigation matter is appropriate, the Company may be subject to liability that could have a material adverse effect on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”). The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors described in the sections entitled “Risk Factors” in Part I, Item 1A in the 2020 Form 10-K and Part II, Item 1A in our Quarterly Report on Form 10-Q for the period ended May 1, 2021 (the “Q1 Form 10-Q”) and in this Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Please read the section entitled “Cautionary Note Regarding Forward-Looking Statements” in the 2020 Form 10-K. All amounts herein are unaudited.

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own partners. Since our founding in 1965, we have been striving to set new standards in pet care, delivering comprehensive wellness solutions through our products and services, and creating communities that deepen the pet-pet parent bond.  Over the last three years, our world-class leadership team and our dedicated and passionate partners have transformed the business from a successful yet traditional retailer to a disruptive, fully integrated, digital-focused provider of premium nutrition, products, services and veterinary care. We operate more than 1,500 Petco locations across the U.S., Mexico, and Puerto Rico, including a growing network of more than 150 in-store veterinary hospitals, and offer a complete online resource for pet health and wellness at petco.com and on the Petco app.

Our go-to-market strategy is powered by a multi-channel platform that integrates our digital presence with a nationwide physical network. Our e-commerce site and personalized mobile app serve as hubs for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging an extensive physical network, we are able to offer a comprehensive product and service offering in a localized manner with a meaningful last-mile delivery advantage over the competition.

We strive to be a truly unique company, one that is saving and improving millions of pet lives and tangibly improving the lives of pet parents and the partners who work for us, while at the same time executing our differentiated strategy with excellence. In tandem with Petco Love (formerly the Petco Foundation), an independent nonprofit organization, we work with and support thousands of local animal welfare groups across the country and, through in-store adoption events, we have helped find homes for more than 6.5 million animals.

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

We cannot predict the duration or severity of COVID-19 or its ultimate impact on the broader economy or our operations and liquidity. Please refer to the risk factors described in the sections entitled “Risk Factors” in Part I, Item 1A in the 2020 Form 10-K and Part II, Item 1A in the Q1 Form 10-Q and this Form 10-Q.

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

Executive Summary

Our business transformation initiatives, accelerated by an increase in pet ownership and a shift in customer discretionary spend toward the pet category, have driven strong top and bottom-line growth in our business. Comparing the thirteen weeks ended July 31, 2021 with the thirteen weeks ended August 1, 2020, we achieved the following results:

•	an increase in net sales from $1.21 billion to $1.43 billion, representing period-over-period growth of 18.7%;
•	comparable sales growth of 19.7%;
•	an increase in operating income from $65.0 million to $73.5 million, representing period-over-period growth of 12.9%;
•	an increase in net income attributable to Class A and B-1 common stockholders from $7.4 million to $75.1 million, representing a period-over-period improvement of 909.4%;
•	an increase in Adjusted EBITDA from $130.8 million to $155.1 million, representing period-over-period growth of 18.5%; and
•	net cash flows provided by operating activities improved from $92.4 million during the twenty-six weeks ended August 1, 2020 to $202.4 million during the twenty-six weeks ended July 31, 2021.

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

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$1,434,534	$1,208,971	$2,849,528	$2,322,492
Cost of sales	835,124	679,218	1,653,133	1,326,457
Gross profit	599,410	529,753	1,196,395	996,035
Selling, general and administrative expenses	525,942	464,706	1,075,178	914,623
Operating income	73,468	65,047	121,217	81,412
Interest income	(13)	(99)	(34)	(283)
Interest expense	19,206	54,493	39,735	115,301
Loss on extinguishment and modification of debt	—	—	20,838	—
Other non-operating income	(45,162)	—	(45,162)	—
Income (loss) before income taxes and income from equity method investees	99,437	10,653	105,840	(33,606)
Income tax expense (benefit)	27,011	4,958	29,690	(5,597)
Income from equity method investees	(2,429)	(745)	(4,854)	(1,077)
Net income (loss)	74,855	6,440	81,004	(26,932)
Net loss attributable to noncontrolling interest	(256)	(1,001)	(1,667)	(3,205)
Net income (loss) attributable to Class A and B-1 common stockholders	$75,111	$7,441	$82,671	$(23,727)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.2	56.2	58.0	57.1
Gross profit	41.8	43.8	42.0	42.9
Selling, general and administrative expenses	36.7	38.4	37.7	39.4
Operating income	5.1	5.4	4.3	3.5
Interest income	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	1.3	4.5	1.4	4.9
Loss on extinguishment and modification of debt	—	—	0.7	—
Other non-operating income	(3.1)	—	(1.5)	—
Income (loss) before income taxes and income from equity method investees	6.9	0.9	3.7	(1.4)
Income tax expense (benefit)	1.9	0.5	1.1	(0.2)
Income from equity method investees	(0.2)	(0.1)	(0.2)	(0.0)
Net income (loss)	5.2	0.5	2.8	(1.2)
Net loss attributable to noncontrolling interest	(0.0)	(0.1)	(0.1)	(0.2)
Net income (loss) attributable to Class A and B-1 common stockholders	5.2%	0.6%	2.9%	(1.0)%

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operational Data:
Comparable sales	19.7%	10.7%	23.9%	6.4%
Total pet care centers at end of period	1,451	1,474	1,451	1,474
Total pet care centers with veterinarian practices at end of period	155	93	155	93
Adjusted EBITDA (in thousands)	$155,073	$130,812	$280,819	$217,648

Thirteen and Twenty-six Weeks Ended July 31, 2021 Compared with Thirteen and Twenty-six Weeks Ended August 1, 2020

Net Sales and Comparable Sales

	Thirteen weeks ended				Twenty-six weeks ended
	July 31, 2021	August 1, 2020	$ Change	% Change	July 31, 2021	August 1, 2020	$ Change	% Change
Consumables	$611,946	$492,274	$119,672	24.3%	$1,207,078	$1,018,026	$189,052	18.6%
Supplies and companion animals	663,572	612,630	50,942	8.3%	1,321,744	1,106,364	215,380	19.5%
Services and other	159,016	104,067	54,949	52.8%	320,706	198,102	122,604	61.9%
Net sales	$1,434,534	$1,208,971	$225,563	18.7%	$2,849,528	$2,322,492	$527,036	22.7%

Net sales increased $225.6 million, or 18.7%, to $1.43 billion in the thirteen weeks ended July 31, 2021 compared to net sales of $1.21 billion in the thirteen weeks ended August 1, 2020, driven by a 19.7% increase in our comparable sales. Net sales increased $527.0 million, or 22.7%, to $2.85 billion in the twenty-six weeks ended July 31, 2021 compared to net sales of $2.32 billion in the twenty-six weeks ended August 1, 2020, driven by a 23.9% increase in our comparable sales. Our sales growth period-over-period was driven by our strong execution and differentiated model across digital and in our pet care centers, coupled with an increase in new pet ownership and a resulting increase in sales to meet the needs of these pet parents.

For the thirteen and twenty-six weeks ended July 31, 2021, pet care center merchandise delivered growth of 16.9% and 20.9%, respectively, with strong growth in all major categories including consumables, supplies and companion animals. Our e-commerce and digital sales increased 14.3% and 17.9% during the thirteen and twenty-six weeks ended July 31, 2021 respectively, lapping strong sales growth in the same period last year at the start of the COVID-19 pandemic.  This digital sales growth excludes the impact associated with the closure of our Live Aquaria business during the thirteen and twenty-six weeks ended August 1, 2020.   The increase in services and other was due in part to growth in our veterinary hospital business with the addition of 62 new hospitals period-over-period coupled with headwinds experienced during the thirteen and twenty-six weeks ended August 1, 2020 with the temporary suspension of our training, grooming and vaccination clinic services while stay-at-home orders were still in place.

The increase in consumables between the periods is driven by the increase in new pets and our strategic investments in customer acquisition and retention.  Also affecting the comparison in our sales mix for the thirteen and twenty-six weeks ended July 31, 2021 was the prior year impact of the COVID-19 pandemic.  After experiencing an increase in consumables sales due to pantry loading during the first quarter of fiscal year 2020, we saw our sales mix shift heavily to supplies and companion animals during the thirteen weeks ended August 1, 2020 due to increases in new pets and shifts in disposable income towards pets, and initial stimulus payments which provided additional disposable income to pet parents.

Gross Profit

Gross profit increased $69.7 million, or 13.1%, to $599.4 million in the thirteen weeks ended July 31, 2021 compared to gross profit of $529.8 million for the thirteen weeks ended August 1, 2020. As a percentage of sales, our gross profit rate was 41.8% for the thirteen weeks ended July 31, 2021 compared with 43.8% for the thirteen weeks ended August 1, 2020. Gross profit increased $200.4 million, or 20.1%, to $1,196.4 million in the twenty-six weeks ended July 31, 2021 compared to gross profit of $996.0 million for the twenty-six weeks ended August 1, 2020. As a percentage of sales, our gross profit rate was 42.0% for the twenty-six weeks ended July 31, 2021 compared with gross profit 42.9% for the twenty-six weeks ended August 1, 2020. The decrease in gross profit rate between the periods was primarily due to the unique macroeconomic conditions that impacted our sales mix during the early months of the COVID-19 pandemic, as described above.  In particular, the influx of new pets in fiscal 2020 drove a higher supplies sales mix, which typically carry higher gross margin rates compared to other categories of sales. During the thirteen and twenty-six weeks ended July 31, 2021, this sales mix has shifted from supplies to higher consumables, though we expect overall customer sales patterns to moderate over time. Sales channel impacts driven by strength in our digital, services and vet business, and moderate increases in distribution costs also contributed to the decrease in gross profit rate during the thirteen and twenty-six weeks ended July 31, 2021 as compared to the prior year.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $61.2 million, or 13.2%, to $525.9 million for the thirteen weeks ended July 31, 2021 compared to $464.7 million for the thirteen weeks ended August 1, 2020. As a percentage of net sales, SG&A expenses was 36.7% for the thirteen weeks ended July 31, 2021 compared with 38.4% for the thirteen weeks ended August 1, 2020, reflecting operating leverage from net sales growth. The increase in expenses period over period was partially due to a $34.0 million increase in G&A expenses. A portion of this increase was due to a legal settlement accrual for a class action matter as well as increase in stock-based compensation expense driven by our initial public offering. The remainder of the increase in SG&A was predominately due to higher incentive compensation for corporate and field partners along with increased variable costs associated with our higher sales growth. In addition, SG&A expenses were lower for the thirteen weeks ended August 1, 2020 due to precautionary cost containment measures put in place throughout the early stages of the COVID-19 pandemic.

SG&A expenses increased $160.6 million, or 17.6%, to $1,075.2 million for the twenty-six weeks ended July 31, 2021 compared to $914.6 million for the twenty-six weeks ended August 1, 2020. As a percentage of net sales, SG&A expenses was 37.7% for the twenty-six weeks ended July 31, 2021 compared with 39.4% for the twenty-six weeks ended August 1, 2020, reflecting operating leverage from net sales growth. The increase in expenses period-over-period was driven by a $45.5 million increase in advertising expenses to support the acceleration of our sales growth. The remainder of the increase was predominately due to the drivers discussed in the paragraph above.

Interest Expense

Interest expense decreased $35.3 million, or 64.8%, to $19.2 million in the thirteen weeks ended July 31, 2021 compared with $54.5 million in the thirteen weeks ended August 1, 2020. Interest expense decreased $75.6 million, or 65.5%, to $39.7 million in the twenty-six weeks ended July 31, 2021 compared with $115.3 million in the twenty-six weeks ended August 1, 2020. The decrease was primarily driven by the redemption/cancellation of the Floating Rate Senior Notes and the 3.00% Senior Notes and repayment of a portion of our then-outstanding Amended Term Loan Facility (each as defined in Note 4, “Senior Notes,” and Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q) in connection with our initial public offering. In March 2020, we borrowed $250.0 million on our then-outstanding senior secured asset-based revolving credit facility (the “Amended Revolving Credit Facility”) as a precautionary measure given the uncertainty of the macroeconomic environment at the start of the COVID-19 pandemic. We subsequently repaid the amount in full in the second quarter of fiscal 2020 and had no borrowings outstanding on the Amended Revolving Credit Facility as of January 30, 2021.

Loss on Extinguishment and Modification of Debt

Loss on extinguishment and modification of debt was $20.8 million for the twenty-six weeks ended July 31, 2021. This loss was recognized in conjunction with the March 4, 2021 debt refinancing transaction described above. There was no loss on debt extinguishment and modification for the thirteen weeks ended July 31, 2021 or the thirteen and twenty-six weeks ended August 1, 2020. For more information regarding these activities, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating Income

Other non-operating income was $45.2 million for the thirteen and twenty-six weeks ended July 31, 2021.  This income relates to a non-cash gain from the remeasurement of the fair value of our investment in A Place for Rover, Inc. (“Rover”).  There was no other non-operating income recognized during the thirteen or twenty-six weeks ended August 1, 2020.  For more information regarding this activity, refer to Note 6, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Expense (Benefit)

Our effective tax rates were 26.4% and 26.4%, resulting in income tax expense of $27.0 million and $29.7 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively, compared to effective tax rates of 39.4% and 19.2%, resulting in income tax expense (benefit) of $5.0 million and $(5.6) million for the thirteen and twenty-six weeks ended August 1, 2020, respectively. The increase in effective tax rate for the twenty-six weeks ended July 31, 2021 is primarily driven by an increase in earnings along with an increase in stock-based compensation expense.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin, after taking into account net sales for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Reconciliation of Net Income (Loss) Attributable to Class A and B-1 Common Stockholders to Adjusted EBITDA
Net income (loss) attributable to Class A and B-1 common stockholders	$75,111	$7,441	$82,671	$(23,727)
Interest expense, net	19,193	54,394	39,701	115,018
Income tax expense (benefit)	27,011	4,958	29,690	(5,597)
Depreciation and amortization	41,238	42,471	82,845	86,038
Income from equity method investees	(2,429)	(745)	(4,854)	(1,077)
Loss on debt extinguishment and modification	—	—	20,838	—
Asset impairments and write offs	1,743	2,852	2,690	6,261
Equity-based compensation	11,506	2,312	23,110	4,617
Other non-operating income	(45,162)	—	(45,162)	—
Mexico joint venture EBITDA (1)	5,856	3,483	11,862	7,502
Store pre-opening expenses	3,488	1,477	7,517	3,385
Store closing expenses	962	2,609	2,065	3,636
Non-cash occupancy-related costs (2)	2,885	5,969	4,024	13,169
Non-recurring costs (3)	13,671	3,591	23,822	8,423
Adjusted EBITDA	$155,073	$130,812	$280,819	$217,648
Net sales	$1,434,534	$1,208,971	$2,849,528	$2,322,492
Net margin (4)	5.2%	0.6%	2.9%	(1.0)%
Adjusted EBITDA Margin (4)	10.8%	10.8%	9.9%	9.4%

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income	$4,864	$2,384	$9,713	$3,112
Depreciation	3,401	2,702	6,801	5,856
Income tax expense	2,631	1,129	5,411	2,423
Foreign currency (gain) loss	(342)	(295)	(487)	1,262
Interest expense, net	1,158	1,046	2,286	2,350
EBITDA	$11,712	$6,966	$23,724	$15,003
50% of EBITDA	$5,856	$3,483	$11,862	$7,502

(2)	Non-cash occupancy-related costs include the difference between cash and straight-line rent for all periods.
(3)

Non-recurring costs include: severance; legal reserves and related fees; one-time consulting and other costs associated with the Company’s strategic transformation initiatives; discontinuation and liquidation costs; and costs related to our initial public offering and refinancing. While we incurred significant costs associated with the COVID-19 pandemic during fiscal 2020, we have not classified any of these costs as non-recurring due to the uncertainty surrounding the pandemic’s length and long-term impact on the macroeconomic operating environment.

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Twenty-six weeks ended
	July 31, 2021	August 1, 2020
(dollars in thousands)
Net cash provided by operating activities	$202,404	$92,389
Cash paid for fixed assets	(99,883)	(50,043)
Free Cash Flow	$102,521	$42,346

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

The table below reflects the calculation of Net Debt for the periods presented:

(dollars in thousands)	July 31, 2021	August 1, 2020
Total debt:
Senior secured credit facilities, net, including current portion	$1,663,463	$2,381,419
Senior notes, net	—	867,778
Finance leases, including current portion	15,104	14,347
Total debt	$1,678,567	$3,263,544
Less: cash and cash equivalents	(203,404)	(168,892)
Net Debt	$1,475,163	$3,094,652
Adjusted EBITDA	$547,519	$449,351
Net Debt / Adjusted EBITDA ratio	2.7x	6.9x

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of July 31, 2021 was $644.5 million, inclusive of cash and cash equivalents of $203.4 million and $441.1 million of availability on the ABL Revolving Credit Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the ABL Revolving Credit Facility will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes to our contractual obligations as compared to those described in the 2020 Form 10-K, except for the debt refinancing transaction that occurred on March 4, 2021. For more information regarding our primary obligations, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for amounts outstanding as of July 31, 2021 related to our debt. Also refer to further discussion on our debt refinancing transaction in “Sources of Liquidity” below.

Cash Flows

The following table summarizes our consolidated cash flows:

	Twenty-six weeks ended
(dollars in thousands)	July 31, 2021	August 1, 2020

Total cash provided by (used in):
Operating activities	$202,404	$92,389
Investing activities	(102,585)	(48,674)
Financing activities	(11,193)	(19,069)
Net increase in cash, cash equivalents and restricted cash	$88,626	$24,646

Operating Activities

Our primary source of operating cash is sales of products and services to customers, which are substantially all on a cash basis, and therefore provide us with a significant source of liquidity. Our primary uses of cash in operating activities include: purchases of inventory; freight and warehousing costs; employee-related expenditures; occupancy-related costs for our pet care centers, distribution centers and corporate support centers; credit card fees; interest under our debt agreements; and marketing expenses. Net cash provided by operating activities is impacted by our net income (loss) adjusted for certain non-cash items, including: depreciation, amortization, impairments and write-offs; amortization of debt discounts and issuance costs; deferred income taxes; equity-based compensation; impairments of goodwill and intangible assets; other non-operating income; and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $202.4 million in the twenty-six weeks ended July 31, 2021 compared with net cash provided by operating activities of $92.4 million in the twenty-six weeks ended August 1, 2020. The increase in operating cash flow was due to strong operating performance and working capital benefit generated by higher sales as well as lower interest payments due to the reduction of debt balances in connection with the initial public offering and related recapitalization, and the refinancing transaction that occurred on March 4, 2021 discussed under “Sources of Liquidity” below. The increase in operating cash flows between the periods was partially offset by an increase in cash paid for inventory driven by higher inventory turns, higher payroll, bonus and fringe benefits driven by operating performance and pet care center appreciation bonuses, an increase in advertising spend, and an increase in cash paid on operating leases due to the timing of rent payments.

Investing Activities

Cash used in investing activities consists of capital expenditures, which in the twenty-six weeks ended July 31, 2021 and the twenty-six weeks ended August 1, 2020 primarily supported our transformation initiatives. Net cash used in investing activities was $102.6 million and $48.7 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The increase in capital expenditures between the periods is partially due to a reduction in capital expenditures put in place for the twenty-six weeks ended August 1, 2020 throughout the early stages of the

COVID-19 pandemic. The majority of our capital expenditures are discretionary in nature and made to expand our business.

Financing Activities

Net cash used in financing activities was $11.2 million for the twenty-six weeks ended July 31, 2021, compared with $19.1 million used in financing activities in the twenty-six weeks ended August 1, 2020.

Financing cash flows in the twenty-six weeks ended July 31, 2021 primarily consisted of borrowings and repayments of debt in connection with the March 4, 2021 debt refinancing transaction. For more information regarding these activities, refer to Note 3 “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Financing cash flows in the twenty-six weeks ended August 1, 2020 included a precautionary draw on the Amended Revolving Credit Facility of $250.0 million in March 2020 at the start of the COVID-19 pandemic. As operations stabilized and financial results improved, the balance was repaid in full in the second quarter of fiscal 2020.

Sources of Liquidity

Senior Secured Credit Facilities

As of January 30, 2021, the Company had $1,678.1 million outstanding on the Amended Term Loan Facility and no balance on the Amended Revolving Credit Facility, providing for senior secured financing of up to $500.0 million, subject to a borrowing base.

On March 4, 2021, the Company completed a refinancing transaction by entering into the $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and the ABL Revolving Credit Facility, which matures on March 4, 2026 and has availability of up to $500.0 million, subject to a borrowing base. The refinancing transaction, in combination with the application of the proceeds from the Company’s initial public offering and other recapitalization transactions in connection therewith, reduced the Company’s total debt by 48.6% as compared with August 1, 2020. Net Debt as a result of these transactions decreased $1,619.5 million or 52.3% to $1,475.2 million at July 31, 2021. Our Net Debt to Adjusted EBITDA ratio as a result of these transactions improved from 6.9x at August 1, 2020 to 2.7x at July 31, 2021.  Interest under the First Lien Term Loan is at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal payments are $4.25 million quarterly and commence on June 30, 2021. The terms under the ABL Revolving Credit Facility are substantially similar to those of the Amended Revolving Credit Facility.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of July 31, 2021, we had $1,695.8 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of July 31, 2021 would have increased annual cash interest in the aggregate by approximately $17.2 million. As of July 31, 2021, the underlying interest rates on the First Lien Term Loan and the ABL Revolving Credit Facility were at the floor in the applicable agreements.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of July 31, 2021, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2021.

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

Item 1A. Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2020 Form 10-K and Part II, Item 1A, “Risk Factors” included in our Q1 Form 10-Q for information concerning risk factors. Except as set forth in the Q1 Form 10-Q, there have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K. You should carefully consider such factors, which could materially affect our business, financial condition or future results. The risks described in the Q1 Form 10-Q and in the 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

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

Petco Health and Wellness Company, Inc.

Date: August 27, 2021	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)