Form 10-Q
period 2021-10-30
Petco Health & Wellness Company, Inc.
filed 2021-12-01
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Class A Common Stock outstanding as of November 29, 2021 was 226,621,760.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of November 29, 2021 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of November 29, 2021 was 37,790,781.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning expectations, beliefs plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical fact, including statements regarding: our expectations with respect to our revenue, expenses, profitability, and other operating results; our growth plans; our ability to compete effectively in the markets in which we participate; the execution on our transformation initiatives; and the impact of the COVID-19 pandemic on our business.

Such forward-looking statements can generally be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “intends,” “will,” “shall,” “should,” “anticipates,” “opportunity,” “illustrative”, or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct or that any forward-looking results will occur or be realized. Nothing contained in this Quarterly Report on Form 10-Q is, or should be relied upon as, a promise or representation or warranty as to any future matter, including any matter in respect of our operations or business or financial condition. All forward-looking statements are based on expectations and assumptions about future events that may or may not be correct or necessarily take place and that are by their nature subject to significant uncertainties and contingencies, many of which are outside of our control.

Forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results or events to differ materially from the potential results or events discussed in the forward-looking statements, including, without limitation, those identified in this Quarterly Report on Form 10-Q as well as the following: (i) increased competition (including from multi-channel retailers and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a privacy or security breach; (x) our ability to effectively manage strategic ventures, alliances or acquisitions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) interruptions and other supply chain issues; (xiii) catastrophic events, health crises, and pandemics, including the potential effects that the ongoing COVID-19 pandemic and/or corresponding macroeconomic uncertainty could have on our financial position, results of operations and cash flows; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; and (xx) the other risks, uncertainties and other factors identified under “Risk Factors” and elsewhere in our other filings with the Securities and Exchange Commission. The occurrence of any such factors could significantly alter the results set forth in these statements.

We caution that the foregoing list of risks, uncertainties and other factors is not complete, and forward-looking statements speak only as of the date they are made. We undertake no duty to update publicly any such forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by applicable law, regulation or other competent legal authority.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 30, 2021	January 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,484	$111,402
Receivables, less allowance for credit losses ($1,617 and $3,267, respectively)	45,478	41,827
Merchandise inventories, net	644,389	538,675
Prepaid expenses	37,762	40,032
Other current assets	40,761	45,613
Total current assets	989,874	777,549
Fixed assets	1,657,876	1,487,987
Less accumulated depreciation	(975,456)	(860,440)
Fixed assets, net	682,420	627,547
Operating lease right-of-use assets	1,369,231	1,328,108
Goodwill	2,183,202	2,179,310
Trade name	1,025,000	1,025,000
Other intangible assets	4,793	4,793
Less accumulated amortization	(4,336)	(4,079)
Other intangible assets, net	457	714
Other long-term assets	219,362	137,474
Total assets	$6,469,546	$6,075,702
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$380,174	$339,485
Accrued salaries and employee benefits	159,705	129,484
Accrued expenses and other liabilities	214,525	145,846
Current portion of operating lease liabilities	256,831	258,289
Current portion of long-term debt and other lease liabilities	20,303	2,203
Total current liabilities	1,031,538	875,307
Senior secured credit facilities, net, excluding current portion	1,643,423	1,646,281
Operating lease liabilities, excluding current portion	1,128,201	1,083,575
Deferred taxes, net	309,072	280,920
Other long-term liabilities	136,399	134,354
Total liabilities	4,248,633	4,020,437
Commitments and contingencies (Notes 3, 4 and 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 226.5 million shares as of October 30, 2021 and 226.4 million shares as of January 30, 2021	226	226
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,126,294	2,092,110
Retained earnings (accumulated deficit)	113,172	(22,251)
Accumulated other comprehensive loss	(2,328)	(1,275)
Total stockholders’ equity	2,237,402	2,068,848
Noncontrolling interest	(16,489)	(13,583)
Total equity	2,220,913	2,055,265
Total liabilities and equity	$6,469,546	$6,075,702

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$1,443,264	$1,259,997	$4,292,792	$3,582,489
Cost of sales	848,555	718,559	2,501,688	2,045,016
Gross profit	594,709	541,438	1,791,104	1,537,473
Selling, general and administrative expenses	532,760	495,401	1,607,938	1,410,024
Operating income	61,949	46,037	183,166	127,449
Interest income	(18)	(49)	(53)	(332)
Interest expense	18,769	53,795	58,504	169,096
Loss on extinguishment and modification of debt	—	—	20,838	—
Other non-operating income	(19,773)	—	(64,934)	—
Income (loss) before income taxes and income from equity method investees	62,971	(7,709)	168,811	(41,315)
Income tax expense (benefit)	14,095	(7,940)	43,784	(13,537)
Income from equity method investees	(2,637)	(1,875)	(7,490)	(2,952)
Net income (loss)	51,513	2,106	132,517	(24,826)
Net loss attributable to noncontrolling interest	(1,239)	(1,297)	(2,906)	(4,502)
Net income (loss) attributable to Class A and B-1 common stockholders	$52,752	$3,403	$135,423	$(20,324)

Net income (loss) per Class A and B-1 common share (1):
Basic	$0.20	$0.02	$0.51	$(0.10)
Diluted	$0.20	$0.02	$0.51	$(0.10)

Weighted average shares used in computing net income (loss) per Class A and B-1 common share (1):
Basic	264,228	209,015	264,220	209,015
Diluted	265,322	209,015	265,189	209,015

(1)

Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. See Note 7 for further discussion.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$51,513	$2,106	$132,517	$(24,826)
Net loss attributable to noncontrolling interest	(1,239)	(1,297)	(2,906)	(4,502)
Net income (loss) attributable to Class A and B-1 common stockholders	52,752	3,403	135,423	(20,324)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,056)	942	(1,053)	(3,747)
Unrealized loss on derivatives	—	(16)	—	(77)
Losses on derivatives reclassified to income	—	2,097	—	5,846
Total other comprehensive (loss) income, net of tax	(1,056)	3,023	(1,053)	2,022

Comprehensive income (loss)	50,457	5,129	131,464	(22,804)
Comprehensive loss attributable to noncontrolling interest	(1,239)	(1,297)	(2,906)	(4,502)
Comprehensive income (loss) attributable to Class A and B-1 common stockholders	$51,696	$6,426	$134,370	$(18,302)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ / MEMBERS’ EQUITY

(In thousands) (Unaudited)

		Common stock
	Members’ interest (1)	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings (1)	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 30, 2021	$—	226,424	37,791	37,791	$264	$2,092,110	$(22,251)	$(1,275)	$2,068,848	$(13,583)	$2,055,265
Equity-based compensation expense (Note 7)	—	—	—	—	—	11,604	—	—	11,604	—	11,604
Net income	—	—	—	—	—	—	7,560	—	7,560	(1,411)	6,149
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(786)	(786)	—	(786)
Issuance of restricted stock awards	—	55	—	—	—	—	—	—	—	—	—
Balance at May 1, 2021	$—	226,479	37,791	37,791	$264	$2,103,714	$(14,691)	$(2,061)	$2,087,226	$(14,994)	$2,072,232
Equity-based compensation expense (Note 7)	—	—	—	—	—	11,506	—	—	11,506	—	11,506
Net income	—	—	—	—	—	—	75,111	—	75,111	(256)	74,855
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	789	789	—	789
Issuance of common stock	—	12	—	—	—	—	—	—	—	—	—
Balance at July 31, 2021	$—	226,491	37,791	37,791	$264	$2,115,220	$60,420	$(1,272)	$2,174,632	$(15,250)	$2,159,382
Equity-based compensation expense (Note 7)	—	—	—	—	—	11,087	—	—	11,087	—	11,087
Net income	—	—	—	—	—	—	52,752	—	52,752	(1,239)	51,513
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,056)	(1,056)	—	(1,056)
Issuance of common stock, including tax effects	—	1	—	—	—	(13)	—	—	(13)	—	(13)
Balance at October 30, 2021	$—	226,492	37,791	37,791	$264	$2,126,294	$113,172	$(2,328)	$2,237,402	$(16,489)	$2,220,913

		Common stock
	Members’ interest (1)	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit (1)	Accumulated other comprehensive loss	Total members’ equity	Noncontrolling interest	Total equity
Balance at February 1, 2020	$1,358,130	—	—	—	$—	$—	$(780,466)	$(8,273)	$569,391	$(8,330)	$561,061
Equity-based compensation expense (Note 7)	2,305	—	—	—	—	—	—	—	2,305	—	2,305
Net loss	—	—	—	—	—	—	(31,168)	—	(31,168)	(2,204)	(33,372)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(4,970)	(4,970)	—	(4,970)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	—	(52)	(52)	—	(52)
Losses on derivatives reclassified to income, net of tax	—	—	—	—	—	—	—	1,728	1,728	—	1,728
Balance at May 2, 2020	$1,360,435	—	—	—	$—	$—	$(811,634)	$(11,567)	$537,234	$(10,534)	$526,700
Equity-based compensation expense (Note 7)	2,312	—	—	—	—	—	—	—	2,312	—	2,312
Repurchase of equity	(104)	—	—	—	—	—	—	—	(104)	—	(104)
Net income	—	—	—	—	—	—	7,441	—	7,441	(1,001)	6,440
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	281	281	—	281
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Losses on derivatives reclassified to income, net of tax	—	—	—	—	—	—	—	2,021	2,021	—	2,021
Balance at August 1, 2020	$1,362,643	—	—	—	$—	$—	$(804,193)	$(9,274)	$549,176	$(11,535)	$537,641
Equity-based compensation expense (Note 7)	2,847	—	—	—	—	—	—	—	2,847	—	2,847
Repurchase of equity	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	3,403	—	3,403	(1,297)	2,106
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	942	942	—	942
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	—	(16)	(16)	—	(16)
Losses on derivatives reclassified to income, net of tax	—	—	—	—	—	—	—	2,097	2,097	—	2,097
Balance at October 31, 2020	$1,365,490	—	—	—	$—	$—	$(800,790)	$(6,251)	$558,449	$(12,832)	$545,617

(1)	Balances prior to the Company's conversion to a Delaware corporation were reclassified to additional paid-in capital to give effect to the organizational transactions described in Note 1.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirty-nine weeks ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net income (loss)	$132,517	$(24,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,637	128,961
Amortization of debt discounts and issuance costs	4,579	18,291
Provision for deferred taxes	28,523	6,889
Equity-based compensation	36,491	7,464
Impairments, write-offs and losses on sale of fixed and other assets	5,918	7,651
Loss on extinguishment and modification of debt	20,838	—
Income from equity method investees	(7,490)	(2,952)
Amounts reclassified out of accumulated other comprehensive income (Note 5)	—	7,898
Change in contingent consideration obligation	—	(425)
Non-cash operating lease costs	315,930	324,477
Other non-operating income	(64,934)	—
Changes in assets and liabilities:
Receivables	(3,652)	(8,938)
Merchandise inventories	(105,682)	(63,313)
Prepaid expenses and other assets	(8,053)	(18,651)
Accounts payable and book overdrafts	47,973	54,523
Accrued salaries and employee benefits	27,673	34,100
Accrued expenses and other liabilities	45,437	7,654
Operating lease liabilities	(314,620)	(304,426)
Other long-term liabilities	1,359	27,103
Net cash provided by operating activities	288,444	201,480
Cash flows from investing activities:
Cash paid for fixed assets	(164,330)	(96,289)
Cash paid for acquisitions, net of cash acquired	(3,545)	—
Cash paid for investments	—	(1,000)
Distributions from equity investees	—	73
Proceeds from sale of assets	105	1,296
Net cash used in investing activities	(167,770)	(95,920)
Cash flows from financing activities:
Borrowings under long-term debt agreements	1,700,000	440,000
Repayments of long-term debt	(1,686,611)	(487,938)
Debt refinancing costs	(24,665)	—
Payments for finance lease liabilities	(2,650)	(2,831)
Proceeds from employee stock purchase plan	2,920	—
Tax withholdings on stock-based awards	(13)	—
Repurchase of equity	—	(105)
Payment of contingent consideration	—	(250)
Payment of offering costs	(3,844)	—
Net cash used in financing activities	(14,863)	(51,124)
Net increase in cash, cash equivalents and restricted cash	105,811	54,436
Cash, cash equivalents and restricted cash at beginning of year	119,540	154,718
Cash, cash equivalents and restricted cash at end of year	$225,351	$209,154
Supplemental cash flow disclosures:
Interest paid, net	$47,006	$121,516
Capitalized interest	$642	$330
Income taxes paid	$13,718	$1,992
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$36,623	$24,227

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Consolidated Financial Statements.

There have been no significant changes from the significant accounting policies disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. The accompanying consolidated financial statements and these Notes to Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, from which the prior year balance sheet information herein was derived.

Corporate Conversion and Public Offerings

The Company previously operated as a Delaware limited liability company under the name PET Acquisition LLC. In January 2021, the Company converted to a Delaware corporation pursuant to a statutory conversion and changed its name to Petco Health and Wellness Company, Inc. The existing balances of members’ interest and accumulated deficit prior to this conversion were reclassified to additional paid-in capital in the consolidated balance sheets. This reclassification had no effect on the Company’s results of operations.

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

In June 2021, Scooby Aggregator, LP, the Company’s principal stockholder, completed the sale of 25.3 million existing shares of Class A common stock in connection with a secondary offering. The offering price was $24.00 per share. The Company received no proceeds from the secondary offering. Expenses incurred by the Company related to the secondary offering were not material.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands).

	October 30, 2021	January 30, 2021
Cash and cash equivalents	$221,484	$111,402
Restricted cash included in other current assets	3,867	8,138
Total cash, cash equivalents and restricted cash in the statement of cash flows	$225,351	$119,540

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

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Consumables	$643,125	$529,989	$1,850,203	$1,548,015
Supplies and companion animals	635,278	601,520	1,957,022	1,707,884
Services and other	164,861	128,488	485,567	326,590
Net sales	$1,443,264	$1,259,997	$4,292,792	$3,582,489

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

As of October 30, 2021, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

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

On March 4, 2021, the Company entered into the $1,700.0 million First Lien Term Loan and repaid all outstanding principal and interest on the Amended Term Loan Facility. Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are $4.25 million quarterly.

In connection with the March 4, 2021 transaction described above, the Company recognized a loss on debt extinguishment and modification of $19.6 million on the term loan facilities, which consisted of a $6.5 million write-off of unamortized debt discount and issuance costs on the Amended Term Loan Facility and $13.1 million of third-party expenses.

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

As of October 30, 2021, the outstanding principal balance of the First Lien Term Loan was $1,691.5 million ($1,665.5 million, net of the unamortized discount and debt issuance costs). As of January 30, 2021, the outstanding principal balance of the Amended Term Loan Facility was $1,678.1 million ($1,649.4 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 4.1% and 4.3% as of October 30, 2021 and January 30, 2021, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of October 30, 2021, the estimated fair value of the First Lien Term Loan was approximately $1,689.4 million, based upon Level 2 fair value hierarchy inputs. As of January 30, 2021, the estimated fair value of the Amended Term Loan Facility was approximately $1,673.9 million, based upon Level 2 fair value hierarchy inputs.

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

As of October 30, 2021, no amounts were outstanding under the ABL Revolving Credit Facility. As of January 30, 2021, no amounts were outstanding under the Amended Revolving Credit Facility. At October 30, 2021, $441.1 million was available under the ABL Revolving Credit Facility, which is net of $58.9 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. Unamortized debt issuance costs of $5.0 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of October 30, 2021. Unamortized debt issuance costs of $3.1 million relating to the Amended Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 30, 2021.

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

Interest on the ABL Revolving Credit Facility is based on, at the Company’s option, either the base rate or Adjusted LIBOR subject to a floor of 0%, in either case, plus an applicable margin. The applicable margin is currently equal to 25 basis points in the case of base rate loans and 125 basis points in the case of Adjusted LIBOR loans.

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

4. Senior Notes

Floating Rate Senior Notes

On January 26, 2016, the Company issued $750.0 million of unsecured senior notes maturing on January 26, 2024 in a private offering (the “Floating Rate Senior Notes”). Debt issuance costs of $26.2 million related to the Floating Rate Senior Notes were being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. The Floating Rate Senior Notes bore interest at a floating rate equal to three-month LIBOR, subject to a 1.00% floor, plus 8.0% per annum payable quarterly in arrears.

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

3.00% Senior Notes

On January 26, 2016, the Company issued unsecured senior notes maturing on January 25, 2019 in a private offering to its members. Interest on the notes was originally 0.75% per annum, payable semi-annually either in cash or by means of capitalizing such interest and adding it to the then outstanding principal amount of the notes.

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

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	October 30, 2021
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$169,184	$—	$—
Investments of officers' life insurance	$—	$16,219	$—
Non-qualified deferred compensation plan	$—	$(18,645)	$—
Investment in Rover Group, Inc.	$69,390	$—	$—

	January 30, 2021
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$63,798	$—	$—
Investments of officers' life insurance	$—	$14,140	$—
Non-qualified deferred compensation plan	$—	$(15,526)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $167.0 million and $56.0 million as of October 30, 2021 and January 30, 2021, respectively. Also included in the Company’s money market mutual funds balances were $2.2 million and $7.8 million as of October 30, 2021 and January 30, 2021, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

The Company previously held an equity investment, in the form of multiple series of preferred stock, in A Place for Rover, Inc., an online marketplace for pet care, which was historically accounted for as an equity security without a readily determinable fair value. In July 2021, A Place for Rover, Inc. completed a business combination with Nebula Caravel Acquisition Corp., a publicly-traded special purpose acquisition company. The combined entity was renamed to Rover Group, Inc. (“Rover”), and the Company’s equity investment was converted into shares of Rover Class A common stock. In September 2021, the Company received additional shares of Rover Class A common stock in accordance with certain earnout provisions from the July 2021 business combination. The Company now remeasures the fair value of its investment on a quarterly basis, and the resulting gains or losses are included in other non-operating income in the consolidated statements of operations. On November 23, 2021, the Company completed the sale of approximately 11% of its Rover Class A common stock for net proceeds of $6.1 million in cash as part of its participation in an underwritten secondary offering by certain Rover shareholders.

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

There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen or thirty-nine week periods ended October 30, 2021 and October 31, 2020. During the thirteen and thirty-nine week periods ended October 30, 2021, the Company recorded fixed asset and right-of-use asset impairment charges of $2.9 million and $5.4 million, respectively. During the thirteen and thirty-nine week periods ended October 31, 2020, the Company recorded fixed asset and right-of-use asset impairment charges of $1.2 million and $7.0 million, respectively.

7. Stockholders’ Equity

Equity-Based Compensation

Equity-based compensation awards under the Company’s current incentive plan (the “2021 Equity Incentive Plan”) include restricted stock units (“RSUs,” which include performance-based stock units), restricted stock awards (“RSAs”), stock options, and other equity compensation awards. The Company also has an employee stock purchase plan (“ESPP”).

Scooby LP, the direct owner of Scooby Aggregator, LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
RSUs and RSAs	$6,189	$—	$19,013	$—
Options	1,892	—	6,029	—
ESPP	343	—	734	—
Awards related to the 2016 Incentive Plan	4,957	2,847	10,715	7,464
Total equity-based compensation expense	$13,381	$2,847	$36,491	$7,464

Activity under the 2021 Equity Incentive Plan was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested RSUs and RSAs/options outstanding, January 30, 2021	3,414	3,482
Granted	376	—
RSUs and RSAs vested/options exercised	(14)	—
Forfeited/expired	(290)	(141)
Nonvested RSUs and RSAs/options outstanding, October 30, 2021	3,486	3,341
Unrecognized compensation expense as of October 30, 2021	$43,409	$16,972
Weighted average remaining expense period as of October 30, 2021	2.2 Years	2.2 Years

RSA activity has not been material and relates to an RSA of Class A common stock granted to an executive in March 2021. For this grant, 50% of the RSA becomes vested on each of the first two anniversaries of the grant date. Unvested RSAs are not considered participating securities for earnings per share purposes, as any related dividends are forfeitable.

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 30, 2021	214,006
Granted	—
Forfeited	(6,468)
Outstanding, October 30, 2021	207,538
Vested, October 30, 2021	113,778

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of October 30, 2021, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $19.7 million, which is expected to be recognized over a weighted average period of 2.4 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

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

There were approximately 3.5 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the thirty-nine weeks ended October 30, 2021. There were no potentially dilutive securities outstanding during the thirty-nine weeks ended October 31, 2020.

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

8. Commitments and Contingencies

COVID-19

The COVID-19 pandemic has been a highly disruptive economic and societal event that has affected the Company’s business and has had a significant impact on consumer shopping behavior, among other things. To serve pet parents while also providing for the safety of employees, the Company has adapted certain aspects of the business. Throughout the pandemic, the Company has monitored the continually evolving situation and will continue to adapt its operations to (i) address federal, state and local standards, (ii) meet the needs of pets and pet parents, and (iii) implement standards that the Company believes to be in the best interests of the safety and well-being of its employees and customers. The duration and ultimate severity of the pandemic remains uncertain.

Litigation

The Company is involved in litigation and other claims and proceedings arising in the ordinary course of its business. The Company has made accruals with respect to certain of these matters, where appropriate, which are reflected in the Company’s consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, the Company has not made accruals because management has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these matters will have a material adverse effect on its consolidated financial statements. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of a particular litigation matter is appropriate, the Company may be subject to liability that could have a material adverse effect on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”). The discussion and analysis below contains certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. The risks described in this Form 10-Q and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including the section entitled “Forward-Looking Statements” in this Form 10-Q, should be carefully reviewed. All amounts herein are unaudited.

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own partners. Since our founding in 1965, we have been striving to set new standards in pet care, delivering comprehensive wellness solutions through our products and services, and creating communities that deepen the pet-pet parent bond.  Over the last three years, our world-class leadership team and our dedicated and passionate partners have transformed our business from a successful yet traditional retailer to a disruptive, fully integrated, digital-focused provider of premium nutrition, products, services and veterinary care. We operate more than 1,500 Petco locations across the U.S., Mexico, and Puerto Rico, including a growing network of more than 150 in-store veterinary hospitals, and offer a complete online resource for pet health and wellness at petco.com and on the Petco app.

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

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has impacted every aspect of the economy. As an essential retailer, all of our pet care centers have remained open, some with limited or suspended services, as we are the grocery store, pharmacy, and doctor’s office for many of our nation’s pets. Market data indicates that with more of the working population staying home, there has been an increase in pet ownership and the percentage of disposable income spent on home-related goods and services, including pet care, relative to pre-pandemic levels. Overall, this macroeconomic trend has continued to favorably impact our business results to date with millions of additional new pets that need to be fed, groomed and vaccinated for years to come, but the possible continued spread of COVID-19, and any government response thereto, increases the uncertainty regarding potential economic conditions that could impact our business in the future.

We cannot predict the duration or ultimate severity of COVID-19 or its ultimate impact on the broader economy or our operations and liquidity. Please refer to the risk factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q.

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

Non-GAAP Financial Measures

Management and our board of directors review, in addition to GAAP (as defined herein) measures, certain non-GAAP financial measures, including Adjusted EBITDA, Free Cash Flow and Net Debt, to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital.  Further explanations of these non-GAAP measures, along with reconciliations to their most comparable GAAP measures, are presented below under “Reconciliation of Non-GAAP Financial Measures to GAAP Measures.”

Executive Summary

Our business transformation initiatives, accelerated by an increase in pet ownership and a shift in customer discretionary spend toward the pet category, have driven strong top and bottom-line growth in our business. Comparing the thirteen weeks ended October 30, 2021 with the thirteen weeks ended October 31, 2020 (unless otherwise noted), we achieved the following results:

•	an increase in net sales from $1.26 billion to $1.44 billion, representing period-over-period growth of 14.5%;
•	comparable sales growth of 15.5%;
•	an increase in operating income from $46.0 million to $61.9 million, representing period-over-period growth of 34.6%;
•	an increase in net income attributable to Class A and B-1 common stockholders from $3.4 million to $52.8 million, representing a period-over-period improvement of 1,450.2%;
•	an increase in Adjusted EBITDA from $118.1 million to $138.5 million, representing period-over-period growth of 17.3%; and
•

an improvement in net cash flows provided by operating activities from $201.5 million during the thirty-nine weeks ended October 31, 2020 to $288.4 million during the thirty-nine weeks ended October 30, 2021.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$1,443,264	$1,259,997	$4,292,792	$3,582,489
Cost of sales	848,555	718,559	2,501,688	2,045,016
Gross profit	594,709	541,438	1,791,104	1,537,473
Selling, general and administrative expenses	532,760	495,401	1,607,938	1,410,024
Operating income	61,949	46,037	183,166	127,449
Interest income	(18)	(49)	(53)	(332)
Interest expense	18,769	53,795	58,504	169,096
Loss on extinguishment and modification of debt	—	—	20,838	—
Other non-operating income	(19,773)	—	(64,934)	—
Income (loss) before income taxes and income from equity method investees	62,971	(7,709)	168,811	(41,315)
Income tax expense (benefit)	14,095	(7,940)	43,784	(13,537)
Income from equity method investees	(2,637)	(1,875)	(7,490)	(2,952)
Net income (loss)	51,513	2,106	132,517	(24,826)
Net loss attributable to noncontrolling interest	(1,239)	(1,297)	(2,906)	(4,502)
Net income (loss) attributable to Class A and B-1 common stockholders	$52,752	$3,403	$135,423	$(20,324)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.8	57.0	58.3	57.1
Gross profit	41.2	43.0	41.7	42.9
Selling, general and administrative expenses	36.9	39.3	37.5	39.4
Operating income	4.3	3.7	4.2	3.5
Interest income	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	1.3	4.3	1.3	4.7
Loss on extinguishment and modification of debt	—	—	0.5	—
Other non-operating income	(1.4)	—	(1.5)	—
Income (loss) before income taxes and income from equity method investees	4.4	(0.6)	3.9	(1.2)
Income tax expense (benefit)	1.0	(0.7)	1.0	(0.4)
Income from equity method investees	(0.2)	(0.1)	(0.2)	(0.1)
Net income (loss)	3.6	0.2	3.1	(0.7)
Net loss attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net income (loss) attributable to Class A and B-1 common stockholders	3.7%	0.3%	3.2%	(0.6)%

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operational Data:
Comparable sales increase (decrease)	15.5%	16.3%	20.9%	9.6%
Total pet care centers (U.S. and Puerto Rico) at end of period	1,449	1,468	1,449	1,468
Total veterinarian practices at end of period	172	105	172	105
Adjusted EBITDA (in thousands)	$138,509	$118,101	$419,328	$335,749

Thirteen and Thirty-Nine Weeks Ended October 30, 2021 Compared with Thirteen and Thirty-Nine Weeks Ended October 31, 2020

Net Sales and Comparable Sales

	Thirteen weeks ended				Thirty-nine weeks ended
(dollars in thousands)	October 30, 2021	October 31, 2020	$ Change	% Change	October 30, 2021	October 31, 2020	$ Change	% Change
Consumables	$643,125	$529,989	$113,136	21.3%	$1,850,203	$1,548,015	$302,188	19.5%
Supplies and companion animals	635,278	601,520	33,758	5.6%	1,957,022	1,707,884	249,138	14.6%
Services and other	164,861	128,488	36,373	28.3%	485,567	326,590	158,977	48.7%
Net sales	$1,443,264	$1,259,997	$183,267	14.5%	$4,292,792	$3,582,489	$710,303	19.8%

Net sales increased $183.3 million, or 14.5%, to $1.44 billion in the thirteen weeks ended October 30, 2021 compared to net sales of $1.26 billion in the thirteen weeks ended October 31, 2020, driven by a 15.5% increase in our comparable sales. Net sales increased $710.3 million, or 19.8%, to $4.29 billion in the thirty-nine weeks ended October 30, 2021 compared to net sales of $3.58 billion in the thirty-nine weeks ended October 31, 2020, driven by a 20.9% increase in our comparable sales. Our sales growth period-over-period was driven by our strong execution and differentiated model across digital and in our pet care centers, coupled with an increase in new pet ownership and a resulting increase in sales to meet the needs of these pet parents. Net sales during the thirteen and thirty-nine weeks ended October 30, 2021 were impacted by inflation, as we have taken pricing actions to offset cost increases on some vendor-supplied product.  In the aggregate, we have not experienced a decrease on unit sales of impacted product as a result of these actions.

The increase in consumables and supplies and companion animals sales between the periods was driven by the increase in new pets, our strategic investments in customer acquisition and retention along with continued expansion of our product assortment.   The increase in services and other was due to the increase in new pets as well as growth in our veterinary hospital business with the addition of 67 new hospitals period-over-period, coupled with headwinds experienced during the thirteen and thirty-nine weeks ended October 31, 2020 while stay-at-home orders were in place and some of our services were limited or suspended temporarily.

For the thirteen and thirty-nine weeks ended October 30, 2021, pet care center merchandise delivered growth of 10.6% and 17.0%, respectively, with higher retail traffic and strong growth in all major categories, including consumables, supplies and companion animals. Our e-commerce and digital sales increased 31.9% and 22.2% during the thirteen and thirty-nine weeks ended October 30, 2021, respectively, reflecting our expanded brand assortment and enhanced personalization.  This digital sales growth excludes the impact associated with the closure of our Live Aquaria business during the thirteen and thirty-nine weeks ended October 31, 2020.

Gross Profit

Gross profit increased $53.3 million, or 9.8%, to $594.7 million in the thirteen weeks ended October 30, 2021 compared to gross profit of $541.4 million for the thirteen weeks ended October 31, 2020. As a percentage of sales, our gross profit rate was 41.2% for the thirteen weeks ended October 30, 2021 compared with 43.0% for the thirteen weeks ended October 31, 2020. Gross profit increased $253.6 million, or 16.5%, to $1,791.1 million in the thirty-nine weeks ended October 30, 2021 compared to gross profit of $1,537.5 million for the thirty-nine weeks ended October 31, 2020. As a percentage of sales, our gross profit rate was 41.7% for the thirty-nine weeks ended October 30, 2021 compared with 42.9% for the thirty-nine weeks ended October 31, 2020. The decrease in gross profit rate between the periods was primarily due to the mix impact of strong consumables sales during the thirteen and thirty-nine weeks ended October 30, 2021.   While the strong consumables mix impacts the gross margin rate, the average consumables customer has a higher lifetime value than most other categories of customer.   Sales channel impacts driven by strength in our digital, services and vet business, and moderate increases in distribution costs also contributed to the decrease in gross profit rate during the thirteen and thirty-nine weeks ended October 30, 2021 as compared to the prior year periods.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $37.4 million, or 7.5%, to $532.8 million for the thirteen weeks ended October 30, 2021 compared to $495.4 million for the thirteen weeks ended October 31, 2020. As a percentage of net sales, SG&A expenses were 36.9% for the thirteen weeks ended October 30, 2021 compared with 39.3% for the thirteen weeks ended October 31, 2020, reflecting operating leverage from net sales growth. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in marketing, infrastructure and people.

G&A expenses increased $14.8 million between the periods, with the majority of the increase due to stock-based compensation expense driven by our initial public offering. The remainder of the increase in SG&A expenses was predominately due to higher incentive compensation for corporate and field partners along with increased variable costs associated with our higher sales growth. In addition, advertising expense increased $8.1 million between the thirteen weeks ended October 30, 2021 compared to the thirteen weeks ended October 31, 2020 to support the acceleration of our sales growth.

SG&A expenses increased $197.9 million, or 14.0%, to $1,607.9 million for the thirty-nine weeks ended October 30, 2021 compared to $1,410.0 million for the thirty-nine weeks ended October 31, 2020. As a percentage of net sales, SG&A expenses were 37.5% for the thirty-nine weeks ended October 30, 2021 compared with 39.4% for the thirty-nine weeks ended October 31, 2020, reflecting operating leverage from net sales growth. The increase in SG&A expenses period-over-period was driven by a $53.6 million increase in advertising expenses to support the acceleration of our sales growth. The remainder of the increase was predominately due to an increase in stock-based compensation expense driven by our initial public offering, higher incentive compensation for corporate and field partners, a legal settlement accrual for class action matters, along with increased variable costs associated with our higher sales growth.

Interest Expense

Interest expense decreased $35.0 million, or 65.1%, to $18.8 million in the thirteen weeks ended October 30, 2021 compared with $53.8 million in the thirteen weeks ended October 31, 2020. Interest expense decreased $110.6 million, or 65.4%, to $58.5 million in the thirty-nine weeks ended October 30, 2021 compared with $169.1 million in the thirty-nine weeks ended October 31, 2020. The decrease was primarily driven by the redemption/cancellation of the Floating Rate Senior Notes and the 3.00% Senior Notes and repayment of a portion of our then-outstanding Amended Term Loan Facility (each as defined in Note 4, “Senior Notes,” and Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q) in connection with our initial public offering. In March 2020, we borrowed $250.0 million on our then-outstanding senior secured asset-based revolving credit facility (the “Amended Revolving Credit Facility”) as a precautionary measure given the uncertainty of the macroeconomic environment at the start of the COVID-19 pandemic. We subsequently repaid the amount in full in the second quarter of fiscal 2020 and had no borrowings outstanding on the Amended Revolving Credit Facility as of January 30, 2021.

Loss on Extinguishment and Modification of Debt

Loss on extinguishment and modification of debt was $20.8 million for the thirty-nine weeks ended October 30, 2021. This loss was recognized in conjunction with the March 2021 refinancing of the Amended Term Loan Facility and Amended Revolving Credit Facility. There was no loss on debt extinguishment and modification for the thirteen weeks ended October 30, 2021 or the thirteen and thirty-nine weeks ended October 31, 2020. For more information regarding these activities, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating Income

Other non-operating income was $19.8 million and $64.9 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively.  This income relates to non-cash gains from the remeasurement of the fair value of our investment in Rover Group, Inc.  There was no other non-operating income recognized during the thirteen or thirty-nine weeks ended October 31, 2020.  For more information regarding this activity, refer to Note 6, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Expense (Benefit)

Our effective tax rates were 21.1% and 24.4% resulting in income tax expense of $14.1 million and $43.8 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, compared to effective tax rates of 174.8% and 40.2% resulting in income tax benefit of $7.9 million and $13.5 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively. The decrease in effective tax rate for the thirty-nine weeks ended October 30, 2021 is primarily driven by the inclusion of third party legal, consulting, accounting, and other transaction costs incurred by the Company in connection with our initial public offering, which resulted in a benefit of $5.2 million during the thirteen and thirty-nine weeks ended October 30, 2021.  In addition, deferred tax assets were remeasured in the thirty-nine weeks ended October 31, 2020 related to $67.4 million of net operating losses available under the CARES Act that were carried back to fiscal year(s) before the Tax Act was enacted, which resulted in a benefit of $8.5 million.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

The following information provides definitions and reconciliations of certain non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP. Such non-GAAP financial measures are not calculated in accordance with GAAP and should not be considered superior to, as a substitute for or alternative to, and should be considered in conjunction with, the most comparable GAAP measures. The non-GAAP financial measures presented may differ from similarly-titled measures used by other companies.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss) attributable to Class A and B-1 common stockholders	$52,752	$3,403	$135,423	$(20,324)
Interest expense, net	18,751	53,746	58,451	168,764
Income tax expense (benefit)	14,095	(7,940)	43,784	(13,537)
Depreciation and amortization	42,792	42,923	125,637	128,961
Income from equity method investees	(2,637)	(1,875)	(7,490)	(2,952)
Loss on debt extinguishment and modification	—	—	20,838	—
Asset impairments and write offs	3,228	1,390	5,918	7,651
Equity-based compensation	13,381	2,847	36,491	7,464
Other non-operating income	(19,773)	—	(64,934)	—
Mexico joint venture EBITDA (1)	6,661	4,917	18,523	12,419
Store pre-opening expenses	4,222	3,625	11,739	7,010
Store closing expenses	1,264	2,311	3,329	5,947
Non-cash occupancy-related costs (2)	1,540	3,920	5,564	17,089
Non-recurring costs (3)	2,233	8,834	26,055	17,257
Adjusted EBITDA	$138,509	$118,101	$419,328	$335,749
Net sales	$1,443,264	$1,259,997	$4,292,792	$3,582,489
Net margin (4)	3.7%	0.3%	3.2%	(0.6)%
Adjusted EBITDA Margin (4)	9.6%	9.4%	9.8%	9.4%

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income	$5,274	$4,053	$14,987	$7,165
Depreciation	3,660	2,915	10,461	8,771
Income tax expense	3,277	2,103	8,688	4,527
Foreign currency (gain) loss	(60)	(395)	(547)	867
Interest expense, net	1,171	1,158	3,457	3,508
EBITDA	$13,322	$9,834	$37,046	$24,838
50% of EBITDA	$6,661	$4,917	$18,523	$12,419

(2)	Non-cash occupancy-related costs include the difference between cash and straight-line rent for all periods.
(3)

Non-recurring costs include: severance; legal reserves and related fees; one-time consulting and other costs associated with the Company’s strategic transformation initiatives; discontinuation and liquidation costs; and costs related to our initial public offering and refinancing. While we have incurred significant costs associated with the COVID-19 pandemic during fiscal 2020 and 2021, we have not classified any of these costs as non-recurring due to the uncertainty surrounding the pandemic’s length and long-term impact on the macroeconomic operating environment.

(4)	We define net margin as net income (loss) attributable to Class A and B-1 common stockholders divided by net sales and Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that is calculated as net cash provided by operating activities less cash paid for fixed assets. Management believes that Free Cash Flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company’s financial performance.

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirty-nine weeks ended
	October 30, 2021	October 31, 2020
(dollars in thousands)
Net cash provided by operating activities	$288,444	$201,480
Cash paid for fixed assets	(164,330)	(96,289)
Free Cash Flow	$124,114	$105,191

Net Debt

Net Debt is a non-GAAP financial measure that is calculated as the sum of current and non-current debt, less cash and cash equivalents. Management considers this adjustment useful because it reduces the volatility of total debt caused by fluctuations between cash paid against the Company’s revolving credit facility and cash held on hand in cash and cash equivalents.

The table below reflects the calculation of Net Debt for the periods presented:

(dollars in thousands)	October 30, 2021	October 31, 2020
Total debt:
Senior secured credit facilities, net, including current portion	$1,660,423	$2,355,426
Senior notes, net	—	868,624
Finance leases, including current portion	14,828	13,615
Total debt	$1,675,251	$3,237,665
Less: cash and cash equivalents	(221,484)	(195,832)
Net Debt	$1,453,767	$3,041,833

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of October 30, 2021 was $662.6 million, inclusive of cash and cash equivalents of $221.5 million and $441.1 million of availability on the ABL Revolving Credit Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the ABL Revolving Credit Facility will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes to our contractual obligations as compared to those described in the 2020 Form 10-K, except for the debt refinancing transaction that occurred on March 4, 2021. Refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more information regarding our primary obligations, including amounts outstanding as of October 30, 2021 related to our debt. Also refer to further discussion on our debt refinancing transaction in “Sources of Liquidity” below.

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirty-nine weeks ended
(dollars in thousands)	October 30, 2021	October 31, 2020
Total cash provided by (used in):
Operating activities	$288,444	$201,480
Investing activities	(167,770)	(95,920)
Financing activities	(14,863)	(51,124)
Net increase in cash, cash equivalents and restricted cash	$105,811	$54,436

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

Net cash provided by operating activities was $288.4 million in the thirty-nine weeks ended October 30, 2021 compared with net cash provided by operating activities of $201.5 million in the thirty-nine weeks ended October 31, 2020. The increase in operating cash flow was due to strong operating performance and working capital benefit generated by higher sales as well as lower interest payments due to the reduction of debt balances in connection with the initial public offering and related recapitalization, and the refinancing transaction that occurred on March 4, 2021 discussed under “Sources of Liquidity” below. The increase in operating cash flows between the periods was partially offset by an increase in cash paid for inventory driven by higher inventory turns, higher payroll, bonus and fringe benefits driven by operating performance and pet care center appreciation bonuses, an increase in advertising spend, an increase in cash paid for income taxes, and an increase in cash paid on operating leases due to the timing of rent payments.

Investing Activities

Cash used in investing activities consists of capital expenditures, which in the thirty-nine weeks ended October 30, 2021 and the thirty-nine weeks ended October 31, 2020 primarily supported our transformation initiatives. Net cash used in investing activities was $167.8 million and $95.9 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. The increase in capital expenditures between the periods was due to our investments in digital assets, the build-out of our veterinary hospitals, innovation and enhanced supply chain capacity in response to our sales growth.

Financing Activities

Net cash used in financing activities was $14.9 million for the thirty-nine weeks ended October 30, 2021, compared with $51.1 million used in financing activities in the thirty-nine weeks ended October 31, 2020.

Financing cash flows in the thirty-nine weeks ended October 30, 2021 primarily consisted of borrowings and repayments of debt in connection with the March 4, 2021 debt refinancing transaction discussed under “Sources of Liquidity” below. For more information regarding these activities, refer to Note 3 “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Financing cash flows in the thirty-nine weeks ended October 31, 2020 included a precautionary draw on the Amended Revolving Credit Facility of $250.0 million in March 2020 at the start of the COVID-19 pandemic. As operations stabilized and financial results improved, the balance was repaid in full in the second quarter of fiscal 2020.

Sources of Liquidity

As of January 30, 2021, the Company had $1,678.1 million outstanding on the Amended Term Loan Facility and no balance on the Amended Revolving Credit Facility, which provided for senior secured financing of up to $500.0 million, subject to a borrowing base.

On March 4, 2021, the Company completed a refinancing transaction by entering into a $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and the ABL Revolving Credit Facility, which matures on March 4, 2026 and has availability of up to $500.0 million, subject to a borrowing base. The refinancing transaction, in combination with the application of the proceeds from the Company’s initial public offering and other recapitalization transactions in connection therewith, reduced the Company’s total debt by 48.3% as compared with October 31, 2020. Net Debt as a result of these transactions decreased $1,588.0 million or 52.2% to $1,453.8 million at October 30, 2021. Interest under the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal payments are $4.25 million quarterly and commenced on June 30, 2021. The terms under the ABL Revolving Credit Facility are substantially similar to those of the Amended Revolving Credit Facility.

For more information regarding this indebtedness, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make assumptions and estimates about future results and apply judgments that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures. We base our estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On an ongoing basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of October 30, 2021, we had $1,691.5 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of October 30, 2021 would have increased annual cash interest in the aggregate by approximately $17.1 million. As of October 30, 2021, the underlying interest rates on the First Lien Term Loan and the ABL Revolving Credit Facility were at the floor in the applicable agreements.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of October 30, 2021, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 30, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8, “Commitments and Contingencies—Litigation,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2020 Form 10-K and Part II, Item 1A, “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended May 1, 2021 (the “Q1 Form 10-Q”) for information concerning risk factors. Except as set forth in the Q1 Form 10-Q, there have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K. You should carefully consider such factors, which could materially and adversely affect our business, financial condition and/or results of operations. The risks described in the Q1 Form 10-Q and in the 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

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

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petco Health and Wellness Company, Inc.

Date: December 1, 2021	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)