Form 10-K
period 2022-01-29
Petco Health & Wellness Company, Inc.
filed 2022-03-24
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq Global Select Market on July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.66 billion.

The number of shares of registrant’s Class A Common Stock outstanding as of March 22, 2022 was 227,444,570.

The number of shares of registrant’s Class B-1 Common Stock outstanding as of March 22, 2022 was 37,790,781.

The number of shares of registrant’s Class B-2 Common Stock outstanding as of March 22, 2022 was 37,790,781.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Diego, California

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2022 annual meeting of stockholders within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Note on the Presentation

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Petco,” “our company,” “we,” “our,” and “us,” or like terms, refer to Petco Health and Wellness Company, Inc. and/or its subsidiaries, individually and/or collectively, and (ii) “common stock” refer to our Class A common stock, our Class B-1 common stock and our Class B-2 common stock, collectively. References to our certificate of incorporation and bylaws are to our second amended and restated certificate of incorporation and our second amended and restated bylaws, respectively.

We are currently indirectly controlled by certain funds (the “CVC Funds”) that are advised and/or managed by CVC Capital Partners (“CVC”) and Canada Pension Plan Investment Board, a Canadian company (together with its affiliates, “CPP Investments” and together with the CVC Funds, our “Sponsors”). Our Sponsors primarily exercise their control through Scooby Aggregator, LP (our “Principal Stockholder”).

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. References to “fiscal year” mean the year in which that fiscal year began. For example, references to fiscal 2021 refer to the fiscal year beginning January 31, 2021 and ending January 29, 2022.

Industry and Market Data

This Annual Report on Form 10-K includes market data and forecasts with respect to the pet care industry. Although we are responsible for all of the disclosure contained in this Annual Report on Form 10-K, in some cases we rely on and refer to market data and certain industry forecasts that were obtained from third-party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that we believe to be reliable. Unless otherwise indicated, all market and industry data and other statistical information and forecasts contained in this Annual Report on Form 10-K are based on independent industry publications, government publications, reports by market research firms or other published independent sources, such as Packaged Facts, and other externally obtained data that we believe to be reliable. Some market and industry data, and statistical information and forecasts, are also based on management’s estimates, which are derived from our review of internal surveys as well as the independent sources referred to above. Any such market data, information or forecast may prove to be inaccurate because of the method by which we obtain it or because it cannot always be verified with complete certainty given the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties, including those discussed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. As a result, although we believe that these sources are reliable, we have not independently verified the information.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact, including statements regarding: our expectations with respect to our revenue, expenses, profitability, and other operating results; our growth plans; our ability to compete effectively in the markets in which we participate; the execution on our transformation initiatives; and the impact of the COVID-19 pandemic on our business. Forward-looking and other statements in this Annual Report on Form 10-K may also address our progress, plans, and goals with respect to sustainability initiatives, and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in Petco’s filings with the U.S. Securities and Exchange Commission. Such plans and goals may change, and statements regarding such plans and goals are not guarantees or promises that they will be met. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

Such forward-looking statements can generally be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “intends,” “will,” “shall,” “should,” “anticipates,” “opportunity,” “illustrative”, or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct or that any forward-looking results will occur or be realized. Nothing contained in this Annual Report on Form 10-K is, or should be relied upon as, a promise or representation or warranty as to any future matter, including any matter in respect of our operations or business or financial condition. All forward-looking statements are based on current expectations and assumptions about future events that may or may not be correct or necessarily take place and that are by their nature subject to significant uncertainties and contingencies, many of which are outside of our control.

Forward-looking statements are subject to many risks, uncertainties and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Annual Report on Form 10-K as well as the following: (i) increased competition (including from multi-channel retailers and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate including inflation; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflict in Ukraine), health crises, and pandemics, including the potential effects that the ongoing COVID-19 pandemic and/or corresponding macroeconomic uncertainty could have on our financial position, results of operations and cash flows; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; and (xx) the other risks, uncertainties and other factors identified herein under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any such factors could significantly alter the results set forth in these statements.

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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

•	We may be unable to execute our growth strategies successfully or manage and sustain our growth and, as a result, our business may be adversely affected.
•	We may experience difficulties recruiting and retaining skilled veterinarians due to shortages that could disrupt our business.
•	We face various risks as an e-commerce retailer.
•	If we fail to generate or obtain sufficient capital to finance our growth strategies, we may be unable to sustain our growth and our business may be adversely affected.
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

•	Negative publicity arising from claims that we do not properly care for animals we handle or sell could adversely affect how we are perceived by the public and reduce our sales and profitability.
•	Our quarterly operating results may fluctuate due to the timing of expenses, new pet care center openings, pet care center closures, and other factors.
•	Pet food safety, quality, and health concerns could adversely affect our business.
•	Fluctuations in the prices and availability of certain commodities, such as grains and meat protein, could materially adversely affect our operating results.
•	Failure to attract and retain quality employees and experienced management personnel could adversely affect our performance.
•	Our results may be adversely affected by serious disruptions or catastrophic events, including public health issues, geopolitical events, and severe weather.

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

•

We are party to routine litigation arising in the ordinary course of business and may become involved in additional litigation, all of which could require time and attention from certain members of management and result in significant legal expenses.

•	We are subject to environmental, health, and safety laws and regulations that could result in costs to us.
•

We may fail to comply with various state or federal regulations covering the dispensing of prescription pet medications, including controlled substances, through our veterinary services businesses, which may subject us to reprimands, sanctions, probations, fines, or suspensions.

•	Our aspirations, goals, and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to numerous risks.

Risks Related to Our Indebtedness

•	Our substantial indebtedness could adversely affect our cash flows and prevent us from fulfilling our obligations under existing debt agreements.
•	The agreements governing our indebtedness include restrictive covenants that limit our operating flexibility, which could harm our long-term interests.
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

General Risk Factors

•

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

•

If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our Class A common stock price may decline.

PART I

Item 1. Business.

Our Company

Building on more than 55 years of service focused on providing solutions for pets and the people who love and care for them, in recent years, we have transformed our business from a successful yet traditional retailer to a disruptive, fully-integrated, omnichannel provider of holistic pet health and wellness offerings, including premium products, services, and veterinary care. Through our integrated ecosystem, we provide our over 24 million total active customers with a comprehensive offering of differentiated products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico and Puerto Rico, our digital channel, and our flexible fulfillment options.

Our product offering leverages a broad, carefully curated assortment of owned and exclusive merchandise and partnerships with premium third-party brands to provide customers with high quality nutrition without artificial ingredients, complemented by a wide variety of premium pet care supplies and companion animals. While we offer pet parents a full spectrum of product choices within our high standards of nutrition and quality, our assortment is weighted towards premium products to address the needs of the growing number of health-conscious pet parents.

We integrate this differentiated product offering with our services business in order to build on the foundation of treating the whole pet, including their physical, mental and social well-being. Our service offering includes a broad suite of pet health services, including veterinary care, grooming, and training. This offering is further enhanced by a rapidly expanding, high quality, accessible, comprehensive veterinary care platform. Leveraging our decade of experience in Vetco mobile clinics, which we operate approximately 1,000 of on a weekly basis, we are rapidly expanding our full service, general practice veterinary hospitals complemented by tele-health capabilities. As of January 29, 2022, we operated 197 full service veterinary hospitals with planned expansion to approximately 900 hospitals over time.

Our multichannel, go-to-market strategy integrates our strong digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Our e-commerce site and personalized mobile app serve as hubs for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging our extensive physical network of 1,433 pet care centers across the U.S. and Puerto Rico, we are able to offer our comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over much of our competition. Through our connected platform, we serve our customers in a differentiated manner by offering the convenience of buy online and pick up in store (“BOPUS”), curbside pick-up, same day delivery and ship from store. In addition to providing differentiated products and services, our over 24,000 knowledgeable, passionate partners provide important high-quality advice to our customers in our pet care centers. The full value of our health and wellness ecosystem is realized for customers through our Vital Care membership program. From the nutrition and supplies pets need each day, to the services that keep them at optimal health, Vital Care makes it easier and more affordable for pet parents to care for their pet’s whole health all in one place. Vital Care memberships are at the top of our integrated loyalty programs, followed by our perks program that provides rewards for frequent purchasing, and our Pals Rewards loyalty program, whose members accounted for approximately 80% of transactions in fiscal 2021.

Industry Dynamics

The U.S. pet care industry is large and growing, serving millions of households with pets, and represented a total addressable market of $119 billion in 2021. Since 2008, the industry has exhibited steady growth driven by an increase in the underlying pet population coupled with strong tailwinds associated with pet humanization. Due to the essential, repeat nature of pet care, the industry has demonstrated resilience across economic cycles, as evidenced by the strong industry performance during the Great Recession from 2008 to 2010.

In addition, as a result of the COVID-19 pandemic, the industry experienced a significant increase in household pets and therefore demand, which is expected to be a tailwind for years to come. In fiscal 2020 and fiscal 2021, U.S. households welcomed millions of incremental new pets into their homes that will need to be fed, groomed, vaccinated, and treated during their lives. Importantly, the majority of these new pet parents came from Millennial and Gen Z generations, who typically spend more on their pets. Given the larger pet population and expected continued pet humanization and premiumization trends, pet category growth in the U.S is expected to maintain a 7% compound annual growth rate (“CAGR”) through 2024, slightly down from the unusually elevated 9% growth levels during the pandemic, according to Packaged Facts and company internal estimates. With respect to our business, we are strategically focused on growing our presence in three of the fastest-growing areas of the market: veterinary care; e-commerce; and services.

As pet care demand continues to grow, we believe we are well-positioned to expand our total addressable market through new offerings, and to capture an outsized portion of the growing market as a fully-integrated, comprehensive pet care provider. Our owned and exclusive merchandise is unique relative to other large players in the category, driving competitive insulation and focusing on the highest growth categories within the pet industry, like fresh and frozen, as well as premium nutrition and supplies more broadly.

The services categories we participate in within the U.S. are highly fragmented. As consumer expectations around customer experience, convenience, and technology evolve, we believe that we have a competitive advantage versus our competition given the integrated digital experience that we provide our customers, including online booking and customized care reminders.

We believe that we have built deep competitive “moats” through the breadth and depth of assortment of premium health and wellness products, services, and veterinary care that we offer across an integrated omnichannel platform, though we do compete with various peers in individual categories, including both large and small pet specialty retailers, as well as mass and grocery retailers to a lesser extent.

Our Transformation

Our transformation over the past four years into the health and wellness company for pets and pet parents has been driven by the relentless execution of our team of channel and category experts with best-in-class experience from Fortune 100 companies, combined with deep experience in retail led by our CEO and Chairman, Ron Coughlin. Our highly qualified leadership team has implemented significant operational and cultural changes in our business, including a substantial acceleration of our digital capabilities, optimizing the effectiveness of pet care center partners through training, enhanced analytics tools and communications, step changing marketing and customer engagement return on investment, launching an owned veterinary hospital network, and scaling our pet health and wellness offerings. Specifically, we have:

Built Leading Omnichannel Capabilities that Leverage our Physical Network. Following decades of the rise of mega retailers and digital migration, we’ve entered a new era of retail, what we call “Retail 3.0”, with consumers seeking fully integrated physical retail and omnichannel digital offerings, brought together with sticky services and enhanced by continuous innovation and an exceptional customer experience. Through that lens, we have developed a data-driven go-to-market platform consisting of robust digital capabilities and a strategic physical network of pet care centers woven together by a singular view of the customer. Our implementation of Retail 3.0 was catalyzed by the COVID-19 pandemic as pet parents became increasingly comfortable with digital interaction, coupled with a tangible return of retail traffic in early 2021 as consumers demonstrated that physical interaction was a critical way in which they want to interact with their retailer too.

Through strategic investments, we’ve rebuilt our digital experience from the ground up beginning with relaunching our e-commerce platform and building an app with one of the highest utilization rates in the category, driving increasing spend per pet. We invested in improving the speed, navigation, personalization, and services access of our website and app to drive traffic and engagement. We focused on optimizing site merchandising, dynamic pricing capabilities, and leveraging advanced analytics and precision marketing to drive customer acquisition, monetization, and retention.

Further differentiating our business and creating scale advantages, we leverage our physical footprint as micro-distribution centers for our digital orders, including BOPUS, curbside pickup, same day delivery, and ship from store. Nearly all of our 1,433 pet care centers in the U.S. and Puerto Rico offer grooming and training services, while approximately 1,000 offer Vetco mobile clinics, and 197 offer full-service veterinary hospitals. We also operate 108 locations in Mexico through our joint venture with Grupo Gigante.

Launched a Full-Service Veterinary Hospital Network, and Reinvented Grooming and Training. Pet services represent the most personalized, sticky, high-touch part of the pet market. In addition to acting as a profitable driver of new customer acquisition, we believe our differentiated service platform helps deepen our competitive moats by promoting customer retention, driving physical visit frequency and digital engagement, increasing share of wallet, and building long-term loyalty.

In veterinary services, we are creating a new paradigm in the industry with integrated owned hospitals under the Vetco Total Care brand. In fiscal 2017, we embarked on one of the fastest veterinary hospital build-outs in the industry to address the growing need for high quality, accessible pet healthcare consistent with our mission to improve the lives of pets and pet parents. As of the end of fiscal 2021, we offered full-service veterinary care in 197 pet care centers. By integrating these veterinary hospitals into existing pet care centers, we benefit from significant structural advantages compared to stand-alone veterinary care providers, including lower cost of acquisition and additional basket opportunities, driving both incremental service and merchandise sales, and further unlocking the large and growing prescription food and drug total addressable market. We believe this veterinary model enhances customer lifetime value, drives retention, and delivers long-term value to our stakeholders.

In grooming, we have invested in digital integration, marketing, staff compensation, and other operational improvements, which have resulted in the acquisition of new customers and an increase in groomer retention. In training, we have led with innovation, and in fiscal 2021 we launched online training classes that can be conducted at home.

Created a Highly Differentiated Owned and Exclusive Product Offering. We offer a highly differentiated owned and exclusive product assortment that engenders strong customer loyalty and repeat purchasing. We have focused on three core product differentiating capabilities: nutritional expertise; exclusive partnerships; and a leading owned brand platform. As a testament to our commitment to pet health and wellness, in May 2019 we made the decision to pivot away from dog and cat food and treats that contain artificial ingredients, making us the only major national retailer in the industry to take a stand against artificial ingredients in dog and cat food. We utilized a best brands strategy to form new partnerships with some of the most highly regarded premium food brands in the industry, such as JustFoodForDogs, with whom we expanded our partnership with in March 2022.

In 2019, we leveraged our established owned brand platform and capabilities to launch Reddy, a fashion-driven supplies brand, to complement WholeHearted, our premium food brand. We have grown our owned brand sales at a double digit CAGR between fiscal 2018 and fiscal 2021. In fiscal 2021, we generated approximately 27% of our product sales from owned brands—such as WholeHearted, Reddy, and Well & Good. This not only enhances our merchandise mix, but also helps the Petco ecosystem attract and retain customers, and offers an enhanced margin profile. The combination of our food and supplies strategy, including owned and exclusive brands, has enabled us to offer a premium assortment of products, many of which are not available via online, mass or grocery competitors.

Implemented a Performance Culture Led by Data Analytics. Our singular view of the customer across products, services, and channels, in combination with insights from our loyalty programs, online purchasing and more, provides us with access to some of the richest data in the pet category. By investing in talent and data analytics capabilities, over the past two years, we’ve turned analytics and data science into a competitive advantage, including advanced capabilities in dynamic pricing, inventory optimization, merchandising, personalization, and precision marketing. With the tools to capture purchase, search, services utilization, as well as customer and pet demographics and preferences and more, we generate a 360-degree view of customer that serves as the foundation of our data ecosystem.

To enhance decision-making, we implemented new capabilities to leverage this data in our pet care centers, making it available in near real time for our pet care center general managers and field leadership teams through advanced sales reporting. We developed a user-friendly, action-focused dashboard (HUB), which enables our managers to track performance across multiple dimensions, identify opportunities, and execute strategies to drive incremental sales. We also simplified the key metrics that we utilize to track performance and align incentives against those metrics by rolling out a revamped incentive structure across our field organization.

Marketing and Advertising

Over the last two years, we have significantly elevated our marketing and media strategy as we established ourselves as the health and wellness company in the pet category. This repositioning started with making our offering more health and wellness-focused by eliminating certain food and treats with artificial ingredients, the removal of human-operated and bark-activated shock collars from our shelves in favor of free introductory positive reinforcement dog training classes, and the removal of traditional rawhide products from our shelves. With our new brand positioning and 360-degree data ecosystem, we use precision marketing to drive customer acquisition, monetization and retention across our business. This has enabled market share gains across brick and mortar and digital.

For more information regarding our transformative investments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Innovation and Transformation.”

Human Capital

Our Partners

Our Petco partners are our most significant assets, critical to the delivery of our transformation and our continued progress. Our pet care center partners offer a level of customer engagement and content that is differentiated in retail and based on a true passion for pets. As of January 29, 2022, we had a total count of approximately 28,495 employees. Our partners are primarily employed on an at-will basis and are compensated through base salary and incentive programs. We strive for our partners to grow and develop in their careers, and offer competitive compensation and benefits programs, inventive compensation, as well as a range of health and wellness offerings. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Diversity and Inclusion

Our employees are our partners and we strive to create an environment that embraces diverse backgrounds and perspectives. Our commitment to fostering a diverse, equitable, and inclusive environment is key to our mission of improving the lives of pets, pet parents, and the Petco partners who work for us. This commitment begins at the top, where our CEO sets annual people goals related to achieving long term workforce diversity, equity, and inclusion outcomes. Progress on our people goals is tracked and reviewed regularly with our executive team and our board of directors. We are committed to creating a culture where partners feel as if they can achieve their career goals through ongoing growth and development opportunities, and fair and transparent performance management and promotion processes. So that our partners feel valued and heard, we gather and respond to our partners’ feedback, including, but not limited to, anonymous, periodic, formal, partner engagement surveys, round table sessions, and one-on-one interactions. Based on the feedback received, leaders review and create action plans in an effort to drive meaningful changes in our business. In addition, all Petco leaders participate in diversity, equity, and inclusion training aimed at building respect in the workplace.

Partner Communities

We believe that building and supporting connections between our employees and our communities creates a more fulfilling and enjoyable workplace experience. We have continued to expand our partner resource groups, which enable partners to build connections among themselves and their communities, as well as our diversity, inclusion and belonging programs to encourage partners to bring their “whole selves” to work. Petco currently has seven Partner Resource Groups that are foundational to our culture of inclusion and belonging. Our current partner-led Partner Resource Groups are: Ability at Petco; Black at Petco; LGBTQ+ at Petco; Pan Asian American at Petco; Petcontigo (Latinx) at Petco; Military and Veterans at Petco; and Women at Petco. In partnership with our Diversity, Equity, and Inclusion team, these seven groups facilitate engagement activities to increase cultural competencies, educate partners on issues facing affinity group members, and deepen our workplace connections.

Health and Safety

The health, safety, and overall well-being of our partners is a top priority. We are focused on protecting and supporting our partners, as well as the people and pets in our pet care centers and the communities we serve. The Petco Partner Assistance Fund has provided over $1.8 million in financial support to nearly 1,700 Petco partners who suffered a hardship, including related to COVID-19, severe weather events, and natural disasters. We have also provided additional days of paid time off to all partners to support those directly affected by COVID-19 for reasons such as partner infections, self-quarantines, living with or caring for someone at high risk or related dependent care challenges, and wellness days. Once vaccines became available, all partners who provided confirmation of vaccination received a one-time $75 payment, along with a $25 donation made to the Petco Partner Assistance Fund by us. We have also offered weekly $1,000 raffles to promote vaccination, and support scheduling flexibility for vaccination appointments.

Throughout the pandemic, we have taken proactive, precautionary steps to ensure we continue to meet or exceed local, state, and federal regulations as well as recommended health and safety guidelines from the CDC. This has included social distancing, rigorous cleaning and sanitizing protocols, requiring facial coverings for both our partners and customers shopping in our pet care centers, health screening and temperature checks before shifts, and providing ample sanitizer, masks, gloves, acrylic barriers, and more across all Petco locations. We have continued to evolve our practices in line with applicable regulations and guidance.

Compensation and Benefits

We provide competitive compensation and benefits programs to help meet the needs of our partners and their families. In addition to base cash compensation, we offer our partners a mix of annual bonuses, restricted stock units, various incentive plans, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and a range of employee assistance programs. Partners experienced no increase in their 2020, 2021 or 2022 healthcare benefit premiums. In addition, we offer a range of webinars, trainings, and subscriptions to support our partners’ total wellbeing. Finally, in 2021, our Pet Care Center partners average wages grew by over 7%.

Talent Development

We invest significant resources to attract, develop, and retain top talent. In recent years, we have streamlined methods for setting executional priorities, provided comprehensive sales training, and developed store-level sales marketing capabilities. In fiscal 2021, we are proud to have provided more than 500,000 hours of training across our pet care center partners. In addition, approximately 47% of open General Manager and District General Managers positions were filled with internal promotions.

Distribution

We currently operate six primary and two regional distribution centers located in various parts of the United States that handle almost all distribution for our company, and we plan to include at least one more primary distribution center in fiscal 2022. Our ship-from-store, BOPUS, and curbside programs enhance our distribution network, affording us the opportunity to more quickly and cost effectively serve our customers. During fiscal 2021, over 82% of our digital orders (including BOPUS, same day delivery and ship-from-store) were fulfilled by pet care centers.

The majority of relationships we have with third-party domestic transportation and logistics providers are governed by non-exclusive agreements that do not obligate us to minimum volume or fees, and such agreements may generally be terminated by either party on 45 days’ prior written notice.

Vendor Arrangements

We purchase merchandise from over 750 vendors. In fiscal 2021, our top 10 vendors represented approximately 30% of our annual sales, and no single vendor accounted for more than 6% of our sales. In addition, we only sell the products we carry directly to consumers and primarily purchase our products directly from our vendors rather than through third-party distributors. As such, we do not materially rely on third-party distributors to conduct our business. We onboard our vendors using a standardized process to confirm their adherence to our applicable standards, policies, and procedures, including those relating to legal compliance, human rights, standard payment terms, and product quality. These relationships are typically governed by our standard vendor terms and conditions, under which we submit purchase orders to our vendors specifying the types, quantities, and agreed prices for merchandise that we intend to purchase from them. These agreements do not typically have minimum order requirements or exclusivity obligations for either party. Our terms and conditions do not have a set term but allow us to terminate the relationship for convenience at any time upon written notice to the vendor. Our vendors may terminate the relationship on 90-days’ written notice but are obligated to fulfill or perform any purchase order accepted prior to such notice.

Petco Love

Petco Love, formerly the Petco Foundation, is a nonprofit organization that is changing lives by making communities and pet families healthier, stronger, and closer. It is a separately incorporated 501(c)(3) nonprofit organization supported both by contributions from us and contributions from Petco customers and community partners. Since its founding in 1999, Petco Love has inspired and empowered animal welfare organizations to make a difference, investing more than $330 million in adoption and medical care programs, spay/neuter services, pet cancer research, service and therapy animals, and numerous other lifesaving initiatives. Through the Think Adoption First program, Petco Love partners with our pet care centers and animal welfare organizations across the country to increase pet adoptions helping more than 6.5 million pets to date find their new loving families.

In April 2021, Petco Love launched Petco Love Lost, a searchable database that uses facial recognition technology to help reunite lost pets with their families should they ever go missing. To date, nearly 2,000 animal welfare organizations and pet industry partners across the U.S. have adopted the platform, and Petco Love Lost has helped return approximately 4,000 pets to their loving homes.

In August 2021, Petco Love announced a significant partnership with Merck to make over one million lifesaving vaccines available to pets for free, and over 500,000 were distributed by the end of fiscal 2021. Petco Love is working with community-based animal welfare partners across the country to distribute these much-needed vaccinations in under-resourced communities, something we believe gives all pets the best chance to live long and healthy lives.

Our Trademarks and Other Intellectual Property

We believe that our rights in our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the United States and certain foreign jurisdictions. These trademarks include Bond & Co., EveryYay, Good 2 Go, Good Lovin’, Harmony, Imagitarium, Leaps & Bounds, Pals Rewards, Petco, Petco Love, PetCoach, PupBox, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, WholeHearted, You & Me, and Youly. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

In addition to trademark protection, we own numerous domain names, including petco.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology, and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions.

Government Regulation

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health, natural resources, and the environment. Our operations, including our owned brand manufacturing outsourcing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the U.S. Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Drug Enforcement Administration (the “DEA”), and by various other federal, state, local, and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling, and import of our products, including food safety standards. For more information, please read “Risk Factors—Risks Related to Legal and Regulatory Matters—Our operations are subject to extensive governmental regulation, and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation. Our failure to comply with such laws and regulations may result in enforcements, recalls, and other adverse actions that could disrupt our operations and adversely affect our financial results.”

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

Available Information

Our website address is petco.com, and our investor relations website is ir.petco.com. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the U.S. Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Business Conduct and Ethics and Principles of Corporate Governance) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act. The SEC maintains a website at sec.gov that contains reports, proxy and information statements and other information regarding Petco and other issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Investing in our securities involves uncertainty and risk due to a variety of factors. You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Further, the risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business. If any of the following risks were to occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. For a summary of these risks, please read “Risk Factors Summary,” which immediately precedes Part I, Item 1 of this Annual Report on Form 10-K.

Risks Related to Our Business

A decline in consumer spending or a change in consumer preferences or demographics could reduce our sales or profitability and adversely affect our business.

Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, disruption or volatility in global financial markets, changes in interest rates, inflation, the availability of discretionary income and credit, weather, consumer confidence, unemployment levels, and government orders restricting freedom of movement. We may experience declines in sales or changes in the types of products and services sold during economic downturns. Our business could be harmed by any material decline in the amount of consumer spending, which could reduce our sales, or a decrease in the sales of higher-margin products, which could reduce our profitability and adversely affect our business.

We have also benefited from increasing pet ownership, discretionary spending on pets and current trends in humanization and premiumization in the pet industry, as well as favorable pet ownership demographics. To the extent these trends slow or reverse, our sales and profitability would be adversely affected. In particular, COVID-19 has driven an increase in pet ownership and consumer demand for our products that may not be sustained or may reverse at any time. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and pet care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share, and our profitability.

The growth of our business depends in part on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.

Our growth depends, in part, on our ability to successfully introduce, improve, and reposition our products and services to meet the requirements of pet parents. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. Our ability to innovate is affected by the technical capability of our product development staff and third-party consultants in developing and testing new products, including complying with governmental regulations, our attractiveness as a partner for outside research and development scientists and entrepreneurs, the success of our management and sales team in introducing and marketing new products and service offerings, and our ability to leverage our digital and data capabilities to gather and respond to consumer feedback. Additionally, the development and introduction of innovative new products and services and expansion into new offerings involves considerable costs. Any new product, service or offering may not generate sufficient customer interest and sales to become profitable or to cover the costs of its development and promotion and, as a result, may adversely impact our results of operations. Concern about sustainability and climate change might cause consumer preferences to switch away from products or ingredients considered to have high climate change impact and towards products that are more sustainably grown and made, and we may incur additional costs as we potentially evolve our portfolio and engage in due diligence, verification and reporting in connection with our environmental, social and governance and sustainability initiatives.

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

The pet care industry is highly competitive. We compete with a number of specialty pet store chains and independent pet stores. We also compete with online retailers, supermarkets, warehouse clubs and mass merchants. The pet care industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs, other retail merchandisers, and online retailers, and the entrance of additional independent pet stores with unique product and service offerings and other pet specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. Some competitors are larger and have access to greater capital and the ability to invest in more resources than we do.

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

If consumer preferences change and thereby decrease the attractiveness of what we believe to be our competitive advantages, including our extensive product assortment, premium product offerings, omnichannel capabilities, competitive pricing, high-quality service offerings, and a unique customer experience, or if we fail to otherwise positively differentiate our customer experience from that of our competitors, our business and results of operations could be adversely affected.

We may be unable to execute our growth strategies successfully or manage and sustain our growth and, as a result, our business may be adversely affected.

Our strategies include, among other things, expanding our veterinary service offerings and building out our digital and data capabilities, growing our market share in services like grooming and training, enhancing our owned brand portfolio, and introducing new offerings to better connect with our customers. However, we may not be able to execute on these strategies as effectively as anticipated. Our ability to execute on these strategies depends on a number of factors, including:

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

The successful growth of our veterinary services business depends significantly on our ability to recruit and retain skilled veterinarians and other veterinary technical staff. We face competition from other veterinary service providers in the labor market for veterinarians, and from time to time, we may experience shortages of skilled veterinarians in markets in which we operate our veterinary service businesses, which may require us or our affiliated veterinary practices to increase wages and enhance benefits to recruit and retain enough qualified veterinarians to adequately staff our veterinary services operations. If we are unable to recruit and retain qualified veterinarians, or to control our labor costs, our business, financial condition, and results of operations may be materially adversely affected.

We face various risks as an e-commerce retailer.

As part of our growth strategy, we seek to further integrate our in-store and online operations and have made, and expect to continue to make, significant investments to integrate and grow our e-commerce business. We may require additional capital in the future to sustain or grow our e-commerce business. Business risks related to our e-commerce business include our inability to keep pace with rapid technological change, failure in our security procedures or operational controls, failure or inadequacy in our systems or labor resource levels to effectively process customer orders in a timely manner, government regulation and legal uncertainties with respect to e-commerce, and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materialize, they could have an adverse effect on our business.

Additionally, customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers routinely use technology and a variety of electronic devices and digital platforms to rapidly compare products and prices, read product reviews, determine real-time product availability, and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products, and they often expect quick, timely, and low-price or free delivery and/or convenient pickup options. We must continually anticipate and adapt to these changes in the purchasing process.

In some circumstances, increased transactions through our website may result in reduced customer traffic in our pet care centers, particularly as customers take advantage of curbside pickup and home delivery services available for online orders when making certain types of purchases, such as for bulk orders or heavy pet products. There is a risk that any such reduced customer traffic may reduce the sales of certain products and services in our pet care centers. The availability of free shipping of online and “extended aisle” orders increases our costs and could adversely affect our profitability.

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

We depend on key personnel, and if we lose the services of any of our executive officers, we may not be able to run our business effectively.

We are dependent upon the efforts of our key personnel, including our executive officers. The loss of any of our key personnel could affect our ability to run our business effectively. Our success will depend on our ability to retain our current management and to develop, attract, and retain qualified personnel in the future. Competition for senior management personnel is intense with increasingly aggressive compensation packages, and we cannot assure you that we can retain our key personnel or that our succession planning will prove effective. The loss of a member of senior management requires the remaining executive officers and our board of directors to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our key personnel positions, including executive positions, on a timely basis could adversely affect our ability to implement our business strategy, which would negatively impact our results of operations.

The loss of any of our key merchandise vendors, or of any of our exclusive distribution arrangements with certain of our vendors, could negatively impact our business.

We purchase significant amounts of products from a number of vendors with limited supply capabilities. There can be no assurance that our current pet food or supply vendors will be able to accommodate our anticipated growth and expansion of our business. As a result of the disruptions resulting from COVID-19, as well as recent surges in consumer demand, shortages of raw materials and disruptions to the global supply chain resulting from, among other things, lack of carrier capacity, labor shortages, port congestion and /or closures, and rising fuel prices, some of our existing vendors have not been able to supply us with products in a timely or cost-effective manner. A continued inability of our existing vendors to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition, and results of operations. To date, vendor-related supply challenges have not had a material effect on our business or our sales and profitability. We generally do not maintain long-term supply contracts with our merchandise vendors. Thus, most vendors could discontinue selling to us at any time. Although we do not materially rely on any particular vendor, the loss of any of our significant vendors of pet food, particularly premium pet food, or pet supplies that we offer could have a negative impact on our business, financial condition, and results of operations. For more information regarding our vendors, please read “Business—Vendor Arrangements.”

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

Several of the pet food brands and product lines we currently purchase and offer for sale to our customers are not offered by our closest pet specialty competitor. However, in most cases, we have not entered into formal exclusivity agreements with the vendors for such brands. In certain circumstances, in the event these vendors choose to enter into distribution arrangements with other specialty pet retailers or other competitors our sales could suffer and our business could be adversely affected.

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

Our business and financial results have been, and could be in the future, adversely affected by health epidemics, pandemics, and similar outbreaks, such as the ongoing COVID-19 pandemic. As a result of the COVID-19 pandemic, we reduced operations in many of our pet care centers in fiscal 2020, which decreased our pet care center revenues. Despite our efforts to manage these matters, their ultimate effects also depend on factors beyond our knowledge or control, including the duration, severity, and recurrence of any outbreak and actions taken to contain its spread and mitigate its public health effects. The pandemic may continue to adversely affect our business, financial position, results of operations, and cash flows, including by resulting in (i) significant volatility in demand for our products and services, (ii) changes in consumer behavior and preferences, (iii) disruptions of our manufacturing and supply chain operations, (iv) disruption of our cost saving programs and restructuring initiatives, (v) limitations on our employees’ ability to work and travel, and (vi) changes to economic or political conditions in markets in which we operate.

As a result of COVID-19, many of our personnel continue to work remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security, and fraud concerns as well as increase our exposure to potential wage and hour issues.

Further, as a result of COVID-19, the operations of our pet care centers and distribution centers have been, and could be in the future, substantially disrupted by federal or state mandates ordering shutdowns of certain services or by the inability of our employees to travel to work. Our expansion plans for pet care centers, veterinary services, and distribution centers may also be delayed by or become costlier due to the disruptions caused by the COVID-19 pandemic. Disruptions to the operations of our pet care centers and distribution centers and delays or increased costs in the expansion of our pet care center or distribution center capacity may negatively impact our financial performance and slow our future growth.

The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration of the pandemic, any future variants that may arise in 2022 or beyond, any long-term health impacts on any partners who have been infected with COVID-19, its impact on capital and financial markets, and any new information that may emerge concerning the severity of the virus, as well as the actions taken to contain it, among others.

A disruption, malfunction, or increased costs in the operation, expansion, or replenishment of our distribution centers or our supply chain would affect our ability to deliver to our locations and e-commerce customers or increase our expenses, which could harm our sales and profitability.

Our vendors generally ship merchandise to one or more of our distribution centers, which receive and allocate merchandise to our locations and e-commerce customers. The success of our pet care centers depends on their timely receipt of merchandise. If any shipped merchandise were to be delayed because of the impact of severe weather on transnational shipping, particularly from our vendors in Asia, our operations would likely be significantly disrupted. Disruption to shipping and transportation channels due to slowdowns or work stoppages at ports on the West Coast of the United States have occurred in the past, and to the extent they occur in the future, could cause us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. We may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our results of operations.

We have faced, and could continue to face, labor shortages at several of our distribution centers due to factors directly or indirectly related to COVID-19 and related issues such as vaccine mandates, as well as other factors, which has adversely affected our results of operations. If any of our distribution centers were to shut down, continue to suffer substantial labor shortages, or lose significant capacity for any reason, our operations would likely be significantly disrupted. We compete with other retailers for the supply of personnel to staff our distribution centers, some of whom are larger than us and have access to greater capital resources than we do. If we are unable to successfully recruit and retain personnel to staff our distribution centers, we may face labor shortages or be forced to increase wages and enhance benefits for such personnel, which may have an adverse effect on our results of operations. In addition, any interruption or malfunction in our distribution operations, including, but not limited to, the loss of a key vendor that provides transportation of merchandise to or from our distribution centers, labor shortages, or regulatory issues with respect to any of our distribution centers, could adversely affect our sales and results of operations. Interruptions in our inventory supply chain have resulted in certain out-of-stock or excess merchandise inventory levels, and could adversely affect our ability to make timely deliveries to e-commerce customers, as well as our sales and results of operations.

We occasionally seek to grow our business through acquisitions of or investments in new or complementary businesses, products, or services, or through strategic ventures, and the failure to successfully identify these opportunities, manage and integrate these acquisitions, investments, or alliances, or to achieve an adequate return on these investments, could have an adverse effect on us.

The pet care industry is highly fragmented. We have completed acquisitions in the past and may pursue expansion and acquisition opportunities in the future. If we are unable to manage acquisitions, investments, or strategic ventures, or integrate any acquired businesses, services, or technologies effectively, we may not realize the expected benefits from the transaction relative to the consideration paid, and our business, financial condition, and results of operations may be adversely affected. To be successful, the integration process requires us to achieve the benefits of combining the companies, including generating operating efficiencies and synergies, successfully integrating personnel, and eliminating or reducing redundant costs. This integration process involves inherent uncertainties, and we cannot assure you that the anticipated benefits of these acquisitions will be fully realized without incurring unanticipated costs or diverting management’s attention from our core operations.

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

Further, we may be unsuccessful in identifying and evaluating business, legal, or financial risks as part of the due diligence process associated with a particular transaction. In addition, some investments may result in the incurrence of debt or may have contingent consideration components that may require us to pay additional amounts in the future in relation to future performance results of the subject business. If we do enter into agreements with respect to these transactions, we may fail to complete them due to factors such as failure to obtain regulatory or other approvals. We may be unable to realize the full benefits from these transactions, such as increased net sales or enhanced efficiencies, within the timeframes that we expect, or at all. These events could divert attention from our other businesses and adversely affect our business, financial condition, and results of operations. Any future acquisitions also could result in potentially dilutive issuances of equity securities, the incurrence of additional debt, or the assumption of contingent liabilities.

Our reputation and business may be harmed if our or our vendors’ computer network security or any of the databases containing customer, employee, or other personal information maintained by us or our third-party providers is compromised, which could materially adversely affect our results of operations.

We collect, store, and transmit proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personally identifiable information. We also collect, store, and transmit employees’ health information in order to administer employee benefits, accommodate disabilities and injuries, to comply with public health requirements, and to mitigate the spread of COVID-19 in the workplace. The protection of customer, employee, and company data in the information technology systems we use (including those maintained by third-party providers) is critical. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security incidents. For example, in September 2020, we discovered malware designed to illegally access our customers’ credit card information had been installed on the website of one of our business units. We engaged a cybersecurity firm to assist us in launching an investigation. Our investigation revealed that customers’ personal information exposed in this incident included names, email addresses, home addresses, credit card numbers, credit card expiration dates, credit card CVV codes, and account passwords. We notified state regulators and the affected individuals. We also took steps to remediate the breach, including shutting down the impacted systems to prevent unauthorized access to customer data.

While to date, we do not believe such identified security events have been material or significant to us, including to our reputation or business operations, or had a material financial impact, we cannot assure you that such incidents or future cyber-attacks will not expose us to material liability. Security could be compromised and confidential information, such as customer credit card numbers, employee information, or other personally identifiable information that we or our vendors collect, transmit, or store, could be misappropriated or system disruptions could occur. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, our employees, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of the technology used by us to protect transactions or other sensitive data. In addition, data and security breaches could also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships, that result in the unauthorized release of personal or confidential information. Any compromise or breach of our or our vendors’ computer network security could result in a violation of applicable privacy and other laws, costly investigations, litigation, including class actions, and notification, as well as potential regulatory or other actions by governmental agencies and harm to our brand, business, and results of operations. As a result of any of the foregoing, we could experience adverse publicity, loss of sales, the cost of remedial measures, and significant expenditures to reimburse third parties for damages, each of which could adversely impact our results of operations. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, may not apply to the circumstances relating to any particular loss, or may become materially more costly.

The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often cannot be recognized until launched against a target. Accordingly, we or our vendors may not be able to anticipate these frequently changing techniques or implement adequate preventive measures for all of them. Failure by us or our vendors to comply with data security requirements, including the CCPA’s “reasonable security” requirement in light of the private right of action, or rectify a security issue may result in class action litigation, fines, and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. We cannot assure you that we or our vendors will be able to satisfy the Payment Card Industry (“PCI”) Data Security Standard (“PCI DSS”). In addition, PCI is controlled by a limited number of vendors that have the ability to impose changes in fee structures and operational requirements without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI DSS, as well as significant unanticipated expenses. Any unauthorized access into our customers’ sensitive information, or other data handled by or on behalf of us, even if we are compliant with industry security standards, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in us, and subject us to potential litigation, liability, fines, and penalties and consent decrees, which could require us to expend significant resources related to remediation or result in a disruption of our operations, any of which could have a material adverse effect on our business, financial condition, and results of operations.

If our information systems or infrastructure or those of our vendors fail to perform as designed or are interrupted for a significant period of time, our business could be adversely affected.

The efficient operation of our business is dependent on our information systems and those of our vendors. In particular, we rely on our information systems to effectively manage our financial and operational data, to maintain our in-stock positions, and to transact the sale of our products in our pet care centers and online. The failure of our information systems or those of our vendors to perform as designed, the loss of data, or any interruption of our information systems or those of our vendors for a significant period of time could disrupt our business.

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

From time to time we receive claims or complaints alleging that we do not properly care for some of the pets we handle or for companion animals we handle and sell, which may include dogs, cats, birds, fish, reptiles, and other small animals. Deaths or injuries sometimes occur while animals are in our care. As a result, we may be subject to claims that our animal care practices, including grooming, training, veterinary, and other services, or the related training of our associates or handling of animals by them, do not provide the proper level of care. Our efforts to establish our reputation as a “health and wellness” company increase the risk of claims or complaints regarding our practices. Any such claims or complaints, as well as any related news reports or reports on social media, even if inaccurate or untrue, could cause negative publicity, which in turn could harm our business and have a material adverse effect on our results of operations.

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

As our international operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal, and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	challenges anticipating or responding to the impact that local culture and market forces may have on local consumer preferences and trends;
•	fluctuations in currency exchanges rates;
•	changes in international staffing and employment issues;
•	the imposition of taxes, duties, tariffs, or other trade barriers;
•	shipping or customs delays;
•	greater difficulty in utilizing and enforcing our intellectual property rights;
•	the burden of complying with foreign laws, including regulatory regimes, tax laws, privacy laws, and financial accounting standards;
•	political and economic instability and developments;
•	issues or disputes arising with our joint venture partners, if any, in such operations; and
•

the risk that COVID-19 causes disruptions in any country where we have significant employee presence, facilities, or critical operations, thereby impairing our ability to manage day-to-day operations and service our customers, increasing our costs of operations, and resulting in potential losses in revenue.

Moreover, our products are sourced from a wide variety of vendors, including from vendors overseas, particularly in China. In addition, some of the products that we purchase from vendors in the United States also depend, in whole or in part, on vendors located outside the U.S. There continues to be uncertainty regarding the future of international trade agreements and the United States’ position on international trade. For example, the U.S. government has previously threatened to undertake a number of actions relating to trade with Mexico, including the closure of the border and the imposition of escalating tariffs on goods imported into the United States from Mexico. In addition, the U.S. government has previously raised tariffs, and imposed new tariffs, on a wide range of imports of Chinese products. Additional trade restrictions, including tariffs, quotas, embargoes, safeguards, border shutdowns, and customs restrictions, could increase the cost or reduce the supply of products available to us and to our vendors based in the United States and may require us to modify our supply chain organization or other current business practices or raise prices, any of which could harm our business, financial condition, and results of operations.

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

Quarterly operating results may also vary depending on a number of factors, many of which are outside of our control, including:

•	changes in our pricing policies or those of our competitors;
•	our sales and channels mix and the relevant gross margins of the products and services sold;
•	the hiring and retention of key personnel;
•	wage, cost, and inflationary pressures;
•	changes in fuel prices or electrical rates;
•	costs related to acquisitions of businesses; and
•	general economic factors.

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

If animal diseases, such as mad cow disease, foot-and-mouth disease, or highly pathogenic avian influenza, also known as “bird flu,” impact the availability of the protein-based ingredients our vendors use in products, our vendors may be required to locate alternative sources for protein-based ingredients. Those sources may not be available to sustain our sales volumes, may be costlier, and may affect the quality and nutritional value of our products. If outbreaks of mad cow disease, foot-and-mouth disease, bird flu, or any other animal disease, or the regulation or publicity resulting therefrom impacts the cost of the protein-based ingredients we have in our products, or the cost of the alternative protein-based ingredients necessary for our products as compared to our current costs, we may be required to increase the prices of our products to avoid margin deterioration. However, we may not be able to charge higher prices for our products without negatively impacting future sales volumes.

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

The pet food and supplies industry is subject to risks related to increases in the price of and the availability of certain commodities used in the production of certain pet food and other pet-related products, specifically seed, wheat, and rice, as well as other materials that are used in the production of certain pet accessories. Additionally, increased human and/or pet consumption or population increases may potentially limit the supply of or increase prices for certain meat proteins, many of which are used in animal feed. Throughout 2021, costs of certain commodities increased significantly due to the COVID-19 pandemic, supply chain disruptions, increased demand, and transportation and labor shortages, and we have resultingly observed increases in the costs we pay for certain vendor-supplied products. To help mitigate the impact of these cost increases, we have implemented select price increases, which is consistent with our historical practice. However, our ability to continue to pass on increased purchase costs in the future will be significantly impacted by market conditions and competitive factors. If we are unable to continue to pass on any increased purchase costs to customers, we may experience reduced margins, which could have a material adverse effect on our business, financial condition, and results of operations.

Our real estate leases generally obligate us for long periods, which subjects us to various financial risks.

We lease all of our pet care center and distribution center locations generally for long terms. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close pet care centers, we are generally required to continue paying rent and operating expenses for the balance of the lease term, or to pay to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable for the lease obligations if the assignee or sublessee does not perform. In addition, when leases for the pet care centers in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close pet care centers. Accordingly, we are subject to the risks associated with leasing real estate, which could have a material adverse effect on our operating results.

Further, the success of our pet care centers depends on a number of factors, including the sustained success of the shopping center where the pet care center is located, consumer demographics, and consumer shopping habits and patterns. Changes in consumer shopping habits and patterns, reduced customer traffic in the shopping centers where our pet care centers are located, financial difficulties of our landlords, anchor tenants, or a significant number of other retailers, and shopping center vacancies or closures could impact the profitability of our pet care centers and increase the likelihood that our landlords fail to fulfill their obligations and conditions under our lease agreements. While we have certain remedies and protections under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities or due to macroeconomic effects could have a material adverse effect on our business, financial condition, and results of operations.

Failure to attract and retain quality employees and experienced management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training, and retaining top talent in our support centers, partners who are capable sales associates in large numbers in our pet care centers, and experienced management personnel. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, inflationary pressures, the availability of qualified persons in the markets where we operate, changing demographics, behavioral changes, health and other insurance costs, and governmental labor and employment requirements. We have faced, and could continue to face, labor shortages at several of our distribution centers due to factors directly or indirectly related to COVID-19 and related issues such as vaccine mandates, as well as other factors, which has adversely affected our operations. We have also faced increased wage competition and costs across our business in recruiting and retaining top talent. Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage partners but also the wages paid to our other hourly partners. If we fail to increase our wages competitively, we could fail to recruit and retain top talent and face labor shortages or staffing issues, and the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. Moreover, failure to achieve and maintain a diverse workforce and leadership team, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees. If we do not continue to attract, train, and retain quality associates and management personnel, our performance could be adversely affected.

Labor disputes may have an adverse effect on our operations.

We are not currently party to a collective bargaining agreement with any of our employees. If we were to experience a union organizing campaign, this activity could be disruptive to our operations, increase our labor costs and decrease our operational flexibility. We cannot assure you that some or all of our employees will not become covered by a collective bargaining agreement or that we will not encounter labor conflicts or strikes. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration, as well as current or future unionization efforts among other large employers. Particularly, in light of current support for changes to federal and state labor laws, we cannot provide any assurance that we will not experience additional and more successful union organization activity in the future. Any labor disruptions could have an adverse effect on our business or results of operations and could cause us to lose customers. Further, our responses to any union organizing efforts could negatively impact our reputation and have adverse effects on our business, including on our financial results.

Claims under our insurance plans and policies may differ from our estimates, which could adversely affect our results of operations.

We use a combination of insurance and self-insurance plans to provide for potential liabilities for workers’ compensation, general liability, business interruption, property and directors’ and officers’ liability insurance, vehicle liability, and employee health-care benefits. Our insurance coverage may not be sufficient, and any insurance proceeds may not be timely paid to us. Moreover, we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions, and our business, financial condition, and results of operations may be adversely affected if these assumptions are incorrect.

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

Our results may be adversely affected by serious disruptions or catastrophic events, including public health issues, geopolitical events, and severe weather.

Geopolitical events, such as war or civil unrest in a country in which our vendors are located or dependent upon, or terrorist or military activities disrupting transportation, communication, or utility systems, local protests, and unrest and natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other severe weather and climate conditions (including those resulting from climate change), whether occurring in the United States or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors, or could severely damage or destroy one or more of our pet care centers or distribution centers located in the affected areas. For example, day-to-day operations, particularly our ability to receive products from our vendors or transport products to our pet care centers, could be adversely affected, or we could be required to close pet care centers or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. These or other occurrences could significantly impact our operating results and financial performance.

A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters do become more frequent or severe, disruptions to our business and costs to repair damaged facilities or maintain or resume operations could increase. The long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions or rising sea levels) or transition risks (such as regulatory or technology changes or increased operating costs, including the cost of insurance) are expected to be widespread and unpredictable. These changes over time could also affect, for example, the availability and cost of certain products, insurance, commodities and energy (including utilities), which in turn may impact our ability to procure those certain goods or services required for the operation of our business at the quantities and levels we require or on otherwise commercially reasonable terms.

Inflation could adversely impact our financial condition and results of operations.

Inflation in the United States began to rise significantly in the second half of 2021. This is primarily believed to be the result of the economic impacts from the COVID-19 pandemic, including the global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services, and could continue to cause costs to increase as well as scarcity of certain products. We are experiencing inflationary pressures in certain areas of our business, including with respect to employee wages and the cost of merchandise, although, to date, we have been able to mitigate such pressures through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

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

Our operations, including those of some of our vendors, are subject to federal, state, and local laws and regulations established by the OSHA, the FDA, the USDA, the DEA, the U.S. Environmental Protection Agency, the National Labor Relations Board, and by various other federal, state, local, and foreign authorities. These laws and regulations govern, among other things: our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions, and citizenship requirements; the weights and measures of our products; the manufacturing and distribution of foods, drugs, and controlled substances intended for animal use; our businesses that provide veterinary services and pet insurance plans; the transportation, handling, and sale of small pets; emissions to air and water and the generation, handling, storage, discharge, transportation, disposal, and remediation of waste and hazardous materials; the processing, storage, distribution, safety, advertising, labeling, promotion, and import or export of our products; providing services to our customers; contracted services with various third-party providers; credit and debit card processing; the handling, security, protection, and use of customer and associate information; and the licensing and certification of services. In addition, we are subject to a wide range of state and local regulations relating to COVID-19, which are frequently changing. For more information regarding laws and regulations that we are subject to, please read “Business—Government Regulation.”

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

Among other regulatory requirements, the FDA regulates the inclusion of specific claims in pet food labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA has issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in the FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do, and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions, and/or product recalls. In addition, we may produce new products in the future that may be subject to FDA pre-market review before we can market and sell such products. Our distribution centers are also subject to periodic inspection by the FDA and other governmental authorities.

Currently, many states in the United States have adopted the AAFCO’s definition of the term “natural” with respect to the pet food industry, which means a feed or feed ingredient derived solely from plant, animal, or mined sources not having been produced by or subject to a chemically synthetic process and not containing any additives or processing aids that are chemically synthetic except in amounts as might occur in good manufacturing practices. Certain of our pet food products use the term “natural” in their labelling or marketing materials. As a result, we may incur material costs to comply with any new labeling requirements relating to the term “natural” and could be subject to liabilities if we fail to timely comply with such requirements, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, certain states have laws, rules, and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care, or directly employing or otherwise exercising control over veterinarians providing such care. We may experience difficulty in expanding our operations into other states or jurisdictions with similar laws, rules, and regulations. Our provision of veterinary services through tele-veterinarian offerings is also subject to an evolving set of laws, rules, and regulations. Although we believe that we have structured our operations to comply with our understanding of the veterinary medicine laws of each state or jurisdiction in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.

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

We currently accept payments using a variety of methods, including credit cards, debit cards, Paypal, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. As a merchant that accepts debit and credit cards for payment, we are subject to PCI DSS, which contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing, and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines.

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

We collect, maintain, use, and share consumer data provided to us through online activities and other consumer interactions in our business in order to provide a better experience for our customers. Our current and future marketing programs depend on our ability to collect, maintain, use, and share this information with service providers and other third-party vendors, and our ability to do so depends on the trust that our customers place in us and our ability to maintain that trust. Additionally, our use of consumer data is subject to the terms of our privacy policies and certain contractual restrictions in third-party contracts as well as evolving federal, state, and international laws and enforcement trends. While we strive to comply with all such regulatory and contractual obligations and believe that we are good stewards of our customers’ data, this area is rapidly evolving, and it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules, or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business, and result in monetary liability.

One of the ways we track consumer data and interactions for marketing purposes is through the use of third-party “cookies.” Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party cookies and other methods of online tracking for behavioral advertising and other purposes. The U.S. government and various states have enacted, have considered, or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition, and results of operations.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand or further enforce current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain sales of personal information, and receive detailed information about what personal information is collected, how their personal information is used, and how that personal information is shared. The CCPA provides for civil penalties for violations enforced by the California Attorney General, as well as a private right of action for data breaches that has resulted in an increase data breach litigation. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023 and become enforceable on July 1, 2023. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent state privacy legislation in the United States. Similar laws have been passed in Virginia and Colorado (specifically, the Virginia Consumer Data Protection Act (“VCDPA”) and the Colorado Privacy Act (“CPA”)), and will become effective on January 1, 2023, and have been proposed in other states and at the federal level. If passed, such laws may have potentially conflicting requirements that would make compliance challenging. We have incurred and may continue to incur costs to adapt our systems and practices to comply with the current CCPA requirements and the future requirements of the CPRA, VCDPA, and CPA, and these costs may adversely affect our financial condition and results of operations. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination, and security of other personal data. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.

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

We send short message service, or SMS, text messages to customers. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991, a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices are not adequate or violate applicable law, resulting in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, or could face negative publicity, and our business, financial condition, and results of operations could be adversely affected as a result. Even an unsuccessful challenge of our SMS texting practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.

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

We have obligations with respect to the non-use and non-disclosure of third-party intellectual property. The steps we take to prevent misappropriation, infringement, or other violations of the intellectual property of others may not be successful. From time to time, third parties have asserted intellectual property infringement claims against us and may continue to do so in the future. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. While we believe that our products and operations do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, we may from time to time be found to infringe on the proprietary rights of others.

Any claims that our products, services, systems, applications, or marketing materials infringe the proprietary rights of third parties, regardless of their merit or resolution, could be costly to investigate, defend and/or settle, result in injunctions against us or payment of damages or licensing fees by us, and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could, among other things, be required to:

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

We are involved in litigation arising in the ordinary course of business, including claims related to federal or state wage and hour laws, working conditions, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy and data protection, disputes with landlords and vendors, claims from customers or employees alleging failure to maintain safe premises, including with respect to protocols relating to COVID-19, and other matters. Even if we prevail, litigation can be time-consuming and expensive. An unfavorable outcome in one or more of these existing lawsuits, or future litigation to which we become a party, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy. Such measures could subject us and our vendors to additional costs and restrictions and require significant operating and capital expenditures, including with respect to waste and energy reduction, compliance costs, and workforce initiatives, which could adversely impact our business, financial condition, results of operations and cash flows.

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

As a public company, we are subject to additional laws, regulations, and stock exchange listing standards, which impose additional costs on us and require our management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq, and other applicable securities laws and regulations. Compliance with these laws and regulations has increased our legal and financial compliance costs and makes some activities more difficult, time-consuming, or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly, and current reports with respect to our business and operating results. Being subject to rules and regulations applicable to public companies makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These additional requirements impose significant additional costs on us and require a significant amount of our management’s attention, and could affect our ability to attract and retain qualified board members.

Our aspirations, goals, and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to numerous risks.

We have developed, and will continue to establish, goals, targets, and other objectives related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, evolving disclosure standards and/or policies established by standards organizations, stockholders and proxy advisory firms, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards.

Our business may face increased scrutiny from the investment community, other stakeholders, and the media related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation.  Even if we achieve our goals, targets, and objectives, we may not realize all of the benefits that we expected at the time they were established.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our cash flows and prevent us from fulfilling our obligations under existing debt agreements.

At January 29, 2022, we had outstanding a (i) $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and (ii) secured asset-based revolving credit facility providing for senior secured financing of up to $500 million, subject to a borrowing base, maturing on March 4, 2026 (the “ABL Revolving Credit Facility”). Our substantial indebtedness could restrict our operations and could have important consequences. For example, it could:

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

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for descriptions of the First Lien Term Loan and ABL Revolving Credit Facility.

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

We may incur substantial additional indebtedness in the future, which would increase our debt service obligations and could further reduce the cash available to invest in operations. The terms of the credit agreements governing the First Lien Term Loan and ABL Revolving Credit Facility allow us and our subsidiaries to incur additional indebtedness, subject to limitations. As of January 29, 2022, we and our subsidiaries had an additional $438.2 million of unused commitments available to be borrowed under the ABL Revolving Credit Facility. This amount is net of $61.8 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. If new debt is added to our debt levels, or any debt is incurred by our subsidiaries, the related risks that we and our subsidiaries now face could increase.

To service our indebtedness, we require a significant amount of cash. Our ability to generate or access cash depends on many factors beyond our control.

Our ability to make payments on and refinance our indebtedness, and to fund planned capital expenditures, depends on our ability to generate or access cash in the future. This ability is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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

Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations, including with respect to sustainability matters, could lead to a ratings downgrade for us or our subsidiaries. Any fluctuation in the rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition and may adversely affect the trading price of shares of our Class A common stock.

Changes affecting the availability of LIBOR may have consequences for us that cannot yet be reasonably predicted.

We have outstanding debt with variable interest rates based on the London Inter-bank Offered Rate (“LIBOR”). Advances under the ABL Revolving Credit Facility and the First Lien Term Loan generally bear interest based on (i) the Eurodollar Rate (as defined in our credit agreements and calculated using LIBOR) or (ii) the Base Rate (as defined in our credit agreements). The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. At the end of 2021, the ICE Benchmark Administration, the administrator for LIBOR, ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Concurrently, the United Kingdom’s Financial Conduct Authority announced the cessation or loss of representativeness of the U.S. dollar LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR.

These reforms may cause LIBOR to perform differently than it has in the past. After the cessation of LIBOR, alternative benchmark rates will replace LIBOR and could affect our debt securities, debt payments, and receipts. At this time, it is not possible to predict the effect of the cessation of LIBOR or the establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2021 or mid-2023, as applicable. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. After mid-2023, the interest rates on the ABL Revolving Credit Facility and the First Lien Term Loan will be based on the Base Rate or a SOFR-based alternative benchmark rate, which may result in higher interest rates. In addition, changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

Risks Related to Our Class A Common Stock

Our Sponsors have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

We are currently controlled by our Sponsors through our Principal Stockholder. Our Principal Stockholder controls approximately 69% of the outstanding voting power of our company. As long as our Sponsors beneficially own or control at least a majority of our outstanding voting power, they have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Even if their ownership falls below 50%, our Sponsors will continue to be able to strongly influence or effectively control our decisions.

Additionally, our Sponsors’ interests may not align with the interests of our other stockholders. Our Sponsors and other investment funds affiliated with them are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors and other investment funds affiliated with them may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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
•

provide that our directors can be removed for cause only, once our Principal Stockholder (including its permitted transferees under the stockholder’s agreement with our Principal Stockholder (the “stockholder’s agreement”)) no longer beneficially owns 50% or more of our outstanding Class A common stock and Class B-1 common stock;

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

We have not paid, and do not anticipate paying, any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the First Lien Term Loan and ABL Revolving Credit Facility, as well as by the terms of our stockholder’s agreement. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur. Please read “Dividend Policy” for more detail.

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

Our certificate of incorporation provides that, unless we, in writing, select or consent to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of our company: (i) that are based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity; or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be made in the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, subject matter jurisdiction, another state court or a federal court located within the State of Delaware). Further, unless we select or consent to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice-of-forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in our common stock shall be deemed to have notice of and to have consented to the forum selection provisions described in our certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and such persons. It is possible that a court may find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, in which case we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition, or results of operations and result in a diversion of the time and resources of our management and board of directors.

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

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You may not be able to resell your shares at or above the price that you paid for them, or at all. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

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
•

other events or factors, including those from severe weather events (including as a result of climate change), natural disasters, pandemic, pet disease, war, acts of terrorism, or responses to these events.

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

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. We have also filed a Form S-8 under the Securities Act to register all shares of Class A common stock that we may issue under our equity compensation plans. In addition, our Principal Stockholder has demand registration rights that will require us to file registration statements in connection with future sales of our stock by our Principal Stockholder, including in connection with the note purchase agreement described below. Sales by our Principal Stockholder could be significant. Once we register these shares, they can be freely resold in the public market, subject to legal or contractual restrictions, such as lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Lastly, our Principal Stockholder has entered into a note purchase agreement. The obligations under the note purchase agreement are secured by a pledge of all of the shares of our common stock owned by our Principal Stockholder and its affiliates. If our Principal Stockholder were to default on any of its obligations under the note purchase agreement or in the event of a collateral deficiency the holders would have the right to foreclose on all of our common stock subject to the pledge and sell such shares of common stock. Such an event could further cause our stock price to decline and could result in a change in control of our company that could trigger a default under, or acceleration of, the obligations under our First Lien Term Loan and ABL Revolving Credit Facility. Any foreclosure on our common stock that secures obligations under the note purchase agreement could result in the sale of a significant number of shares of our common stock, which could result in a decrease in the price of our common stock.

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

We have been, and anticipate to continue, providing guidance on our expected operating and financial results for future periods on an annual basis, as we believe this approach is better aligned with the long-term view we take in managing our business and our focus on long-term stockholder value creation. Although we believe that this guidance will provide investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance comprises forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts, or if we reduce our guidance for future periods, our share price could decline.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may be unable to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls, and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Additionally, to the extent we are deemed to be a “large accelerated filer,” as defined in the Exchange Act, our independent public accounting firm also will be required to issue an attestation report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources. Moreover, any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.

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

From time to time, U.S. tax authorities, including state and local governments, consider legislation that could increase our effective tax rate. For example, the U.S. Congress has advanced a variety of tax legislation proposals, and while the final form of any legislation is uncertain, the current proposals, if enacted, could have a material effect on our effective tax rate.

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

We lease all of our distribution center locations and all of our 1,433 pet care centers in the U.S. and Puerto Rico. The original lease term for pet care centers is generally ten years, with certain leases being shorter or longer, and many of these leases contain renewal options. The vast majority of pet care center leases, excluding renewal options, expire at various dates over the next ten years. Our pet care centers are generally located at sites co-anchored by strong destination stores. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain locations exceed specified amounts, provide for additional rent expense.

Item 3. Legal Proceedings.

We are involved in the legal proceedings described in Note 16, Commitments and Contingencies, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and we are subject to other claims and litigation arising in the ordinary course of business. The outcome of any litigation is inherently uncertain, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our business. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is currently listed on The Nasdaq Global Select Market under the ticker “WOOF” and began trading on January 14, 2021. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B-1 common stock, par value $0.001 per share, or our Class B-2 common stock, par value $0.000001 per share.

Holders

As of March 22, 2022, there were thirty-eight shareholders of record of our Class A common stock, one shareholder of record of our Class B-1 common stock, and two shareholders of record of our Class B-2 common stock. The number of record holders of our Class A common stock does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Dividend Policy

We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business and pay down our indebtedness. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. Please read “Risk Factors—The agreements governing our indebtedness include restrictive covenants that limit our operating flexibility, which could harm our long-term interests,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K for descriptions of restrictions on our ability to pay dividends.

Performance Graph

The graph below compares the cumulative total return on our Class A common stock with the cumulative total returns of the Nasdaq Composite index and S&P Retail index from January14, 2021 (the initial day of trading for our Class A common stock) through January 29, 2022. The graph assumes that the value of the investment in our Class A common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on January 14, 2021 and tracks it through January 29, 2022. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

	1/14/21	1/21	2/21	3/21	4/21	5/21	6/21	7/21	8/21	9/21	10/21

Petco Health and Wellness Company Inc.	100.00	88.54	67.79	75.37	80.34	77.04	76.22	70.17	73.23	71.77	84.12
NASDAQ Composite	100.00	101.44	102.47	102.95	108.55	106.98	112.92	114.26	118.92	112.66	120.88
S&P Retail Index	100.00	99.27	97.20	101.76	111.17	105.99	111.38	110.21	113.41	108.62	114.93

11/21	12/21	1/22

65.20	67.31	62.24
121.28	122.18	111.23
119.06	117.30	105.55

The above performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Petco Health and Wellness Company, Inc. under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The discussion and analysis below contain certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors described in the section entitled “Risk Factors,” included in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. The risks described in documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K, should be carefully reviewed.

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own partners. Since our founding in 1965, we have been striving to set new standards in pet care, delivering comprehensive wellness solutions through our products and services, and creating communities that deepen the pet-pet parent bond.  In recent years, our world-class leadership team and our dedicated and passionate partners have transformed our business from a successful yet traditional retailer to a disruptive, fully integrated, omnichannel provider of holistic pet health and wellness offerings, including premium products, services, and veterinary care. We operate more than 1,500 Petco locations across the U.S., Mexico, and Puerto Rico, including a growing network of nearly 200 in-store veterinary hospitals, and offer a complete online resource for pet health and wellness at petco.com and on the Petco app.

Our multichannel, go-to-market strategy integrates our strong digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Our e-commerce site and personalized mobile app serve as hubs for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging our extensive physical network of 1,433 pet care centers across the U.S. and Puerto Rico, we are able to offer our comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over much of our competition.

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

Through our multi-channel platform, we provide a comprehensive offering of differentiated products and services that fulfill the needs of pet parents and their pets. Our product offering leverages a broad, carefully curated assortment of owned brand and exclusive merchandise and partnerships with premium third-party brands to provide customers with high quality nutrition without artificial ingredients, complemented by a wide variety of premium pet care supplies and companion animals. While we offer pet parents a full spectrum of product choices within our high standards of nutrition and quality, our assortment is differentially weighted towards premium products to address the needs of the growing number of health-conscious pet parents. We integrate this differentiated product offering with our services business in order to build on the foundation of treating the whole pet, including their physical, mental and social well-being. Our service offering includes a broad suite of pet health services, including veterinary care, grooming and training. This offering is further enhanced by a rapidly expanding, high quality, accessible, comprehensive veterinary care platform, which includes full-service veterinary hospitals, Vetco mobile clinics, and tele-health services.  The full value of our health and wellness ecosystem is realized for customers through our Vital Care membership program.  From the nutrition and supplies pets need each day, to the services that keep them at optimal heath, Vital Care makes it easier and more affordable for pet parents to care for their pet’s health all in one place.  We are increasingly linking our offerings with membership programs such as Vital Care and pet health insurance that create deeper engagement with our customers, and with our Pals Rewards loyalty program members specifically, which members accounted for over 80% of transactions in fiscal 2021.   In addition to providing differentiated products and services, our over 24,000 knowledgeable, passionate partners provide important high-quality advice to our customers in our pet care centers.

.

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

Non-GAAP Financial Measures

Management and our board of directors review, in addition to GAAP (as defined herein) measures, certain non-GAAP financial measures, including Adjusted EBITDA, Free Cash Flow, and Net Debt, to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  Further explanations of these non-GAAP measures, along with reconciliations to their most comparable GAAP measures, are presented below under “Reconciliation of Non-GAAP Financial Measures to GAAP Measures.”

Factors Affecting Our Business

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Pet Industry Trends

The U.S. pet care industry is large and growing, serving millions of households with pets, and represented a total addressable market of $119 billion in 2021. Since 2008, the industry has exhibited steady growth driven by an increase in the underlying pet population coupled with strong tailwinds associated with pet humanization. Due to the essential, repeat nature of pet care, the industry has demonstrated resilience across economic cycles, as evidenced by the strong industry performance during the Great Recession from 2008 to 2010.  In addition, as a result of the COVID-19 pandemic, the industry experienced a significant increase in household pets and therefore demand, which is expected to be a tailwind for years to come. In fiscal 2020 and fiscal 2021, U.S. households welcomed millions of incremental new pets into their homes that will need to be fed, groomed, vaccinated, and treated during their lives.

Customer Pet Purchase Trends

Our multi-channel integrated ecosystem is designed to support our customers regardless of how customers choose to shop for their pet care needs.  As we saw the major purchase trend shift and growth into areas like e-commerce, services, and veterinary care, we actively invested to build capabilities and offerings to effectively capitalize on the opportunity. Our business will be impacted by our ability to continue to understand and react to changing customer purchase trends

Customer Acquisition, Retention, and Spend

Our business is impacted by our ability to successfully attract new customers to any one of our channels, build their loyalty to encourage return visits, and expand their spend with Petco across multiple purchase channels (e.g., pet care centers, e-commerce, and services) and categories (e.g., pet food, supplies, and companion animal). This is the primary focus of all our customer engagement efforts from digital, to performance marketing campaigns, to new product introductions, and to Petco partner cross- and up-selling activities in pet care centers. The ability to convert more of our customers to loyal, multi-channel shoppers will positively affect business performance. As pet care demand continues to grow, we believe we are well-positioned to capture an outsized portion of the growing market as a fully-integrated, comprehensive pet care provider.

Innovation and Transformation

Our operating results reflect significant investments made to support innovation and business transformation strategies. These investments include: digital and e-commerce integration and expansion; enhanced supply chain capacity; data analytical capabilities; veterinary services; marketing and advertising; and our owned brands. We also have developed advanced sales reporting that provides our pet care center General Managers and field leadership teams with data to track performance across multiple dimensions, identify opportunities, and execute strategies to drive incremental sales.

Specifically, some of these investments have included:

•	Approximately $221.5 million of capital investments in fiscal 2021 and fiscal 2020 in our new and existing pet care center locations, including the build-out of over 116 veterinary hospitals.
•

Approximately $125.6 million of capital investments in fiscal 2021 and fiscal 2020 related to digital and information technology, specifically the development of integration capabilities with our pet care center locations, our Petco App, and the development and deployment of data analytical and reporting capabilities.

•

Approximately $51.6 million of capital investments in fiscal 2021 and fiscal 2020 related to supply chain enhancements and expansion including capital spend on a new distribution center in fiscal 2021.

•	A $59.5 million increase in advertising in fiscal 2021 compared to fiscal 2020 to further adapt our advertising footprint to support the acceleration of our e-commerce and digital sales growth.

While these investments provided a key foundation and drive increased sales, ongoing performance of the business will depend on our ability to leverage our existing distribution network and pet care center locations for product delivery and fulfillment, including BOPUS, curbside pick-up, and same day delivery, and build upon and enhance these efforts.

Gross Margin and Expense Management

Our operating results are impacted by our ability to convert revenue growth into higher gross margin and operating margin. The sales mix related to consumables, supplies, and services, with services typically having lower gross margins (though attractive operating margins), as well as customer shopping preferences, impacts our gross margin results. We focus gross margin and expense management on achieving a balance between ensuring adequate resource spend to grow sales with attention to driving increased profitability. The business has successfully implemented cost optimization initiatives in the past and will continue to find opportunities to enhance profit margins and operate more efficiently in the future.

Talent and Culture

We see our Petco partners as the core to building a purpose-driven performance culture. Our business results rely on our ability to continually: add talented partners, specifically in our scaling business areas like e-commerce, veterinary care, and grooming and training services; provide the best tools, partner training, and competitive compensation to deliver higher sales and better customer experiences; and engender a positive, collaborative, and respectful working environment. Our partners represent the strength of our brand every day and are key to our ongoing growth.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has impacted every aspect of the economy. As an essential retailer, all of our pet care centers remained open, some with limited or suspended services, as we are the grocery store, pharmacy, and doctor’s office for many of our nation’s pets. Market data indicates that with more of the working population staying home, there has been an increase in pet ownership and the percentage of disposable income spent on home-related goods and services, including pet care, relative to pre-pandemic levels. Overall, this macroeconomic trend has continued to favorably impact our business results to date with millions of additional new pets that need to be fed, groomed and vaccinated for years to come, but the possible continued spread of COVID-19, and any government response thereto, increases the uncertainty regarding potential economic conditions that could impact our business in the future.

We cannot predict the duration or ultimate severity of COVID-19 or its ultimate long-term impact on the broader economy or our operations and liquidity. Please refer to the risk factors in Part I, Item 1A of this Annual Report on Form 10-K.

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

Selling, General, and Administrative Expense

The following types of expenses are included in our selling, general, and administrative costs (“SG&A”):

•	payroll and benefit costs of pet care center employees and corporate employees;
•	occupancy and operating costs of pet care centers and corporate facilities;
•	depreciation and amortization related to pet care centers and corporate assets;
•	credit card fees;
•	store pre-opening and remodeling costs;
•	advertising costs; and

•	other selling and administrative costs.

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

Interest Expense

Our interest expense in fiscal 2019, fiscal 2020, and a portion of fiscal 2021 was primarily associated with a term loan facility, a revolving credit facility, the Floating Rate Senior Notes (as defined herein), the 3.00% Senior Notes (as defined herein), and interest rate caps. In January 2021, the Floating Rate Senior Notes and the 3.00% Senior Notes were exchanged, canceled, and/or redeemed in connection with the initial public offering, and our interest rate caps were settled in accordance with their contractual terms. On March 4, 2021, we borrowed $1,700.0 million under a new first lien term loan facility, repaid all outstanding principal and interest on the existing term loan facility, and replaced our existing revolving credit facility with a new revolving credit facility. Please read the discussion under “Liquidity and Capital Resources—Sources of Liquidity” for further information.

Income Tax Expense (Benefit)

Income taxes consist of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, and the valuation allowance against deferred tax assets, as applicable.

Income from Equity Method Investees

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

Executive Summary

Our business transformation initiatives, accelerated by an increase in pet ownership and a shift in customer discretionary spend toward the pet category, have driven strong top-and bottom-line growth in our business. Comparing fiscal 2021 and fiscal 2020, we achieved the following results:

•	an increase in net sales from $4.92 billion to $5.81 billion, representing period-over-period growth of 18.0%;
•	comparable sales growth of 18.9%;
•	an increase in operating income from $194.4 million to $266.1 million, representing period-over-period growth of 36.9%;
•	net income attributable to Class A and B-1 common stockholders of $164.4 million, compared to net loss attributable to Class A and B-1 common stockholders of $26.5 million in the prior year; and

•	an improvement in net cash flows provided by operating activities from $268.6 million in fiscal 2020 to $358.2 million in fiscal 2021.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$5,807,149	$4,920,202	$4,434,514
Cost of sales	3,380,539	2,813,464	2,527,995
Gross profit	2,426,610	2,106,738	1,906,519
Selling, general and administrative expenses	2,160,539	1,912,314	1,776,919
Indefinite-lived intangible impairment	—	—	19,000
Operating income	266,071	194,424	110,600
Interest income	(62)	(653)	(335)
Interest expense	77,397	219,083	253,018
Loss on extinguishment and modification of debt	20,838	17,549	—
Other non-operating income	(34,497)	—	—
Income (loss) before income taxes and income from equity method investees	202,395	(41,555)	(142,083)
Income tax expense (benefit)	53,473	(3,337)	(35,658)
Income from equity method investees	(10,883)	(6,482)	(2,441)
Net income (loss)	159,805	(31,736)	(103,984)
Net loss attributable to noncontrolling interest	(4,612)	(5,253)	(8,111)
Net income (loss) attributable to Class A and B-1 common stockholders	$164,417	$(26,483)	$(95,873)

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.2	57.2	57.0
Gross profit	41.8	42.8	43.0
Selling, general and administrative expenses	37.2	38.9	40.1
Indefinite-lived intangible impairment	—	—	0.4
Operating income	4.6	3.9	2.5
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	1.3	4.4	5.7
Loss on extinguishment and modification of debt	0.4	0.3	—
Other non-operating income	(0.6)	—	—
Income (loss) before income taxes and income from equity method investees	3.5	(0.8)	(3.2)
Income tax expense (benefit)	0.9	(0.1)	(0.8)
Income from equity method investees	(0.2)	(0.1)	(0.1)
Net income (loss)	2.8	(0.6)	(2.3)
Net loss attributable to noncontrolling interest	(0.0)	(0.1)	(0.1)
Net income (loss) attributable to Class A and B-1 common stockholders	2.8%	(0.5)%	(2.2)%

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Operational Data:
Comparable sales increase	18.9%	11.4%	3.9%
Total pet care centers (U.S. and Puerto Rico) at end of period	1,433	1,454	1,478
Total veterinarian practices at end of period	197	125	81
Adjusted EBITDA (in thousands)	$591,478	$484,348	$424,547

Fiscal 2021 (52 weeks) Compared with Fiscal 2020 (52 weeks)

Net Sales and Comparable Sales

	Fiscal years ended
(dollars in thousands)	January 29, 2022	January 30, 2021	$ Change	% Change
Consumables	$2,533,755	$2,123,499	$410,256	19.3%
Supplies and companion animals	2,603,104	2,328,663	274,441	11.8%
Services and other	670,290	468,040	202,250	43.2%
Net sales	$5,807,149	$4,920,202	$886,947	18.0%

Net sales increased $886.9 million, or 18.0%, to $5.81 billion in fiscal 2021 compared to net sales of $4.92 billion in fiscal 2020, driven by a 18.9% increase in our comparable sales. With our investments in our business over the past two years, we were, and continue to be, well-positioned to meet the increasing and evolving needs of pets and their parents. Our sales growth period-over-period was driven by our strong execution and differentiated product model across digital and in our pet care centers, coupled with an increase in new pet ownership and a resulting increase in sales to meet the needs of these pet parents. Net sales during fiscal 2021 were impacted by inflation, as we have taken pricing actions to offset cost increases on some vendor-supplied product. Where possible, we have worked with our merchant partners to help offset cost input increases.  In the aggregate, we have not experienced a material impact on units as a result of these actions.

The increase in consumables and supplies and companion animals sales between the periods was driven by the increase in new pets, our strategic investments in customer acquisition along with continued expansion of our product assortment. The increase in services and other was due to the increase in new pets, the continued growth in our veterinary hospital business with the addition of 72 new hospitals period-over-period, and the expansion of our membership and subscription programs, coupled with headwinds experienced during fiscal 2020 while stay-at-home orders were in place and some of our services were limited or suspended temporarily.

In fiscal 2021, pet care center merchandise delivered growth of 15.4% with higher retail traffic and strong growth in all major categories, including consumables, supplies, and companion animals. Our e-commerce and digital sales increased 21.1% from fiscal 2020 to fiscal 2021, reflecting our expanded brand assortment, enhanced personalization and extended fulfillment options.

Gross Profit

Gross profit increased $319.9 million, or 15.2%, to $2.43 billion in fiscal 2021 compared to gross profit of $2.11 billion for fiscal 2020. As a percentage of sales, our gross profit rate was 41.8% for fiscal 2021 compared to 42.8% for fiscal 2020. The increase in gross profit was due to the overall increase in net sales. The decrease in gross profit rate was primarily due to the mix impact of strong consumables sales during fiscal 2021. While the strong consumables mix impacts the gross margin rate, the average consumables customer has a higher lifetime value than most other categories of customer. Sales channel impacts driven by strength in our digital, services and vet business, and moderate increases in distribution costs also contributed to the decrease in gross profit rate during fiscal 2021 as compared to fiscal 2020.

Selling, General and Administrative Expenses

SG&A expenses increased $248.2 million, or 13.0%, to $2.16 billion for fiscal 2021 compared to $1.91 billion for fiscal 2020. As a percentage of net sales, SG&A expenses decreased from 38.9% in fiscal 2020 to 37.2% in fiscal 2021 reflecting operating leverage from net sales growth. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in marketing, infrastructure, and people.  The increase in SG&A expenses period-over-period included a $59.5 million increase in advertising expenses to support the acceleration of our sales growth and a $36.4 million increase in equity-based compensation expense driven by awards issued in conjunction with our initial public offering. The remainder of the increase was predominantly due to higher incentive compensation for corporate and field partners attributable to our strong financial performance, a legal settlement accrual for class action matters, and increased variable costs associated with our higher sales growth.

Interest Expense

Interest expense decreased $141.7 million, or 64.7%, to $77.4 million in fiscal 2021 compared with $219.1 million in fiscal 2020. The decrease was primarily driven by the redemption/cancellation of the Floating Rate Senior Notes and the 3.00% Senior Notes and repayment of a portion of our then-outstanding Amended Term Loan Facility (each as defined in Note 9, “Senior Notes,” and Note 8, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) in connection with our initial public offering. In March 2020, we borrowed $250.0 million on our then-outstanding senior secured asset-based revolving credit facility (the “Amended Revolving Credit Facility”) as a precautionary measure given the uncertainty of the macroeconomic environment at the start of the COVID-19 pandemic. We subsequently repaid the amount in full in the second quarter of fiscal 2020 and had no borrowings outstanding on the Amended Revolving Credit Facility as of January 30, 2021 or January 29, 2022.

Loss on Extinguishment and Modification of Debt

In fiscal 2021, the Company recognized $20.8 million of losses on the March 2021 refinancing of the Amended Term Loan Facility and Amended Revolving Credit Facility. In fiscal 2020, the Company recognized $17.5 million of losses on the partial extinguishment of debt in conjunction with the Company’s initial public offering. For more information regarding these activities, refer to Note 8, “Senior Secured Credit Facilities,” and Note 9, “Senior Notes,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Non-Operating Income

Other non-operating income was $34.5 million for fiscal 2021 and related to non-cash gains from the remeasurement of the fair value of our investment in Rover Group, Inc which began after the consummation of its merger with a publicly traded special purpose acquisition company in fiscal 2021. There was no other non-operating income or loss recognized during fiscal 2020. For more information regarding this activity, refer to Note 11, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Income Tax Expense (Benefit)

Our effective tax rate was 24.5% for fiscal 2021, resulting in income tax expense of $53.5 million, compared to an effective tax rate of 11.2% and income tax benefit of $3.3 million for fiscal 2020. The increase in effective tax rate in fiscal 2021 as compared to fiscal 2020 is driven by various factors further discussed in Note 14 of the Consolidated Financial Statements. These changes include a change in earnings as compared to fiscal 2020, a remeasurement of deferred tax assets in fiscal 2020 related to $67.4 million of net operating losses available under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that were carried back to fiscal years before the U.S. Tax Cuts and Jobs Act was enacted, an increase in fiscal 2021 for certain equity-based compensation as discussed in Note 13 of the Consolidated Financial Statements, an increase in  fiscal 2020 in unrecognized tax benefits and an increase in certain public company executive compensation subject to Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”).

Net Income (Loss) Attributable to Class A and B-1 Common Stockholders

Net income attributable to Class A and B-1 common stockholders was $164.4 million for fiscal 2021 compared with a net loss attributable to Class A and B-1 common stockholders of $26.5 million for fiscal 2020. The improvement period-over-period was primarily driven by higher gross profit of $319.9 million and lower interest expense of $141.7 million, offset by higher SG&A costs of $248.2 million and increased income tax expense of $56.8 million.

Prior Year Discussion of Results and Comparisons

For information on fiscal 2019 results and similar comparisons, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our previous Annual Report on Form 10-K filed with the SEC on April 5, 2021.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
(dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)
Net income (loss) attributable to Class A and B-1 common stockholders	$164,417	$(26,483)	$(95,873)
Interest expense, net	77,335	218,430	252,683
Income tax expense (benefit)	53,473	(3,337)	(35,658)
Depreciation and amortization	172,431	174,836	173,544
Income from equity method investees	(10,883)	(6,482)	(2,441)
Loss on extinguishment and modification of debt	20,838	17,549	—
Indefinite-lived intangible impairment	—	—	19,000
Asset impairments and write offs	10,918	15,606	11,871
Equity-based compensation	49,265	12,915	9,489
Other non-operating income	(34,497)	—	—
Mexico joint venture EBITDA (1)	26,837	19,074	14,227
Store pre-opening expenses	14,765	9,228	10,325
Store closing expenses	5,028	7,782	4,068
Non-cash occupancy-related costs (2)	8,114	19,240	32,763
Non-recurring costs (3)	33,437	25,990	30,549
Adjusted EBITDA	$591,478	$484,348	$424,547
Net sales	$5,807,149	$4,920,202	$4,434,514
Net margin (4)	2.8%	(0.5)%	(2.2)%
Adjusted EBITDA Margin (4)	10.2%	9.8%	9.6%

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

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
(dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$21,773	$14,225	$8,662
Depreciation	15,679	12,249	11,298
Income tax expense	11,390	6,229	4,107
Foreign currency (gain) loss	(431)	704	(406)
Interest expense (income), net	5,263	4,740	4,793
EBITDA	$53,674	$38,147	$28,454
50% of EBITDA	$26,837	$19,074	$14,227

(2)	Non-cash occupancy-related costs include the difference between cash and straight-line rent for all periods.
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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
(dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)
Net cash provided by operating activities	$358,215	$268,615	$110,337
Cash paid for fixed assets	(239,110)	(159,560)	(156,906)
Free Cash Flow	$119,105	$109,055	$(46,569)

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

The table below reflects the calculation of net debt for the periods presented:

(dollars in thousands)	January 29, 2022	January 30, 2021
Total debt:
Senior secured credit facilities, net, including current portion	$1,657,390	$1,646,281
Finance leases, including current portion	29,816	13,639
Total debt	$1,687,206	$1,659,920
Less: cash and cash equivalents	(211,602)	(111,402)
Net Debt	$1,475,604	$1,548,518

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of January 29, 2022 was $649.8 million inclusive of cash and cash equivalents of $211.6 million and $438.2 million of availability on the ABL Revolving Credit Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the ABL Revolving Credit Facility, will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

We are a party to contractual obligations involving commitments to make payments to third parties.  These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of January 29, 2022, while others are considered future obligations. Our contractual obligations primarily consist of operating leases and long-term debt and related interest payments. We also enter certain short-term lease commitments, letters of credit and purchase obligations in the normal course of business. Refer to Note 6 and Note 8 to the historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K for amounts outstanding as of January 29, 2022 related to operating leases and debt, respectively.  Refer also to further discussion on our debt refinancing transaction in “Sources of Liquidity” below.

Purchase obligations and commitments consist of open purchase orders, non-cancellable commitments for information technology, marketing and other products and services used in the normal course of business as well as our commitment for naming rights to the baseball stadium. As of January 29, 2022, our purchase obligations and commitments were $507.5 million of which $454.4 million is considered short-term.

Cash Flows

The following table summarizes our consolidated cash flows:

	Fiscal years ended
(dollars in thousands)	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Total cash provided by (used in):
Operating activities	$358,215	$268,615	$110,337
Investing activities	(237,083)	(157,185)	(139,041)
Financing activities	(18,782)	(146,608)	(3,071)
Net increase (decrease) in cash, cash equivalents and restricted cash	$102,350	$(35,178)	$(31,775)

Operating Activities

Our primary source of operating cash is sales of products and services to customers, which are substantially all on a cash basis, and therefore provide us with a significant source of liquidity. Our primary uses of cash in operating activities include: purchases of inventory; freight and warehousing costs; employee-related expenditures; occupancy-related costs for our pet care centers, distribution centers and corporate support centers; credit card fees; interest under our debt agreements; and marketing expenses. Net cash provided by operating activities is impacted by our net income (loss) adjusted for certain non-cash items, including: depreciation, amortization, impairments and write-offs; amortization of debt discounts and issuance costs; deferred income taxes; equity-based compensation; impairments of intangible assets; other non-operating income; and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $358.2 million in fiscal 2021 compared with net cash provided by operating activities of $268.6 million in fiscal 2020. The increase in operating cash flow was due to strong operating performance and working capital benefit generated by higher sales as well as lower interest payments due to the reduction of debt balances in connection with the initial public offering and related recapitalization, and the refinancing transaction that occurred on March 4, 2021 discussed under “Sources of Liquidity” below. The increase in operating cash flows between the periods was partially offset by an increase in cash paid for inventory driven by higher inventory turns, higher payroll and fringe driven by operating performance along with other changes in working capital which is subject to many variables including the timing of cash receipts and payments.

Net cash provided by operating activities was $268.6 million in fiscal 2020 compared with $110.3 million in fiscal 2019. The increase was driven by stronger operating performance period-over-period resulting from our strategic investments, an increase in pet ownership and increased consumer spending in the pet category. In addition, a decrease in cash payments for interest and lower payroll taxes due to the CARES Act contributed to the increase.  This was partially offset by the timing of receipts and payments on inventory, increases in advertising spend and non-recurring expenses related to COVID-19 and the initial public offering.

Investing Activities

   Net cash used in investing activities was $237.1 million, $157.2 million, and $139.0 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively, and consisted primarily of capital expenditures supporting our growth and initiatives. Offsetting our cash used for capital expenditures in fiscal 2019 was proceeds from the sale-leaseback of our San Antonio corporate support center, for which we received net proceeds of $18.5 million. The sale-leaseback enabled us to enhance our liquidity and fund investments to support our strategic growth and transformation initiatives.

The increase in capital expenditures between the periods was primarily due to the build-out of our veterinary hospitals, innovation, capital expenditures for our new distribution center and enhanced supply chain capacity in response to our sales growth.  In fiscal 2022, we expect to spend approximately $275 million to $325 million in capital expenditures.

Capital expenditures by category during the periods set forth below are as follows:

	Fiscal years ended
(dollars in thousands)	January 29, 2022	January 30, 2021	February 1, 2020
New and existing pet care center locations	$140,721	$80,776	$100,394
Digital and information technology	57,319	68,232	51,358
Supply chain and other	41,070	10,552	5,154
Total capital expenditures	$239,110	$159,560	$156,906

Financing Activities

Net cash used in financing activities was $18.8 million for fiscal 2021, compared with $146.6 million used in financing activities in fiscal 2020 and $3.1 million used in financing activities in fiscal 2019.

Financing cash flows in fiscal 2021 primarily consisted of borrowings and repayments of debt in connection with the March 4, 2021 debt refinancing transaction discussed under “Sources of Liquidity” below.

Financing cash flows in fiscal 2020 primarily consisted of repayments of debt in connection with the initial public offering that occurred on January 19, 2021. Upon the closing of the initial public offering, the Company repaid $727.0 million of the Amended Term Loan Facility, $300.0 million in principal on the Floating Rate Senior Notes and $4.0 million on the 3.00% Senior Notes. These payments were made from net proceeds of $936.0 million from the initial public offering.  The Company paid an additional $18.9 million of term loan principal payments in fiscal 2020.  For more information regarding these activities, refer to Note 8 and Note 9 to the historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, at the start of the COVID-19 pandemic in March 2020, we took a precautionary draw on the Amended Revolving Credit Facility of $250.0 million. As operations stabilized and financial results improved, the balance was repaid in full in the second quarter of fiscal 2020 and no amounts were outstanding as of January 30, 2021.

Financing cash flows in fiscal 2019 primarily consisted of term loan principal payments of $25.3 million and net borrowings on the Amended Revolving Credit Facility of $29.0 million to support the working capital needs of the business. The outstanding balance on the Amended Revolving Credit Facility was $29.0 million as of February 1, 2020.

Sources of Liquidity

Senior Secured Credit Facilities

As of January 30, 2021, the Company had $1,678.1 million outstanding on the Amended Term Loan Facility and no balance on the Amended Revolving Credit Facility, which provided for senior secured financing of up to $500.0 million, subject to a borrowing base.

On March 4, 2021, the Company completed a refinancing transaction by entering into a $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and the ABL Revolving Credit Facility, which matures on March 4, 2026 and has availability of up to $500.0 million, subject to a borrowing base. The transaction led to a decrease in Net Debt from $1,548.5 million as of January 30, 2021 to $1,475.6 million as of January 29, 2022. Interest under the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal payments are $4.25 million quarterly and commenced on June 30, 2021. The terms under the ABL Revolving Credit Facility are substantially similar to those of the Amended Revolving Credit Facility.

For more information regarding this indebtedness, refer to Note 8, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We have not made any material changes in our methodology used to establish our inventory valuation and shrink reserves during the past three fiscal years, and we have not had material adjustments between our estimated shrinkage percentages and actual results. A 10% difference in our actual valuation reserve at January 29, 2022 would have an insignificant effect on pre-tax loss in fiscal 2021. Additionally, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to calculate our shrink reserve. However, if estimates of losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual shrink reserve at January 29, 2022 would have affected pre-tax loss by $2.8 million in fiscal 2021.

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

We establish a deferral for vendor income that is earned but not yet received and record the deferral as a reduction to merchandise inventory.  The majority of the year-end vendor income deferrals are collected within the following fiscal quarter, and we do not believe there is reasonable likelihood that the assumptions used in our estimate will change significantly.  Historically, adjustments to our vendor income deferral have not been material.  A 10% difference in our vendor income deferred at January 29, 2022 would have affected pre-tax loss by $2.7 million in fiscal 2021.

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

We are required to make assumptions and to apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. There were no significant changes to the self-insurance reserves during the past three years other than routine current period activity. A 10% change in our self-insurance reserves at January 29, 2022 would have affected pre-tax loss by $8.5 million in fiscal 2021.

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of January 29, 2022, we had $1,687.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of January 29, 2022 would have increased annual cash interest in the aggregate by approximately $17.1 million. As of January 29, 2022, the underlying interest rates on the First Lien Term Loan and the ABL Revolving Credit Facility were at the floor in the applicable agreements.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all.  Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of January 29, 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

PETCO HEALTH AND WELLNESS COMPANY, INC.

PETCO HEALTH AND WELLNESS COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Petco Health and Wellness Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petco Health and Wellness Company, Inc. (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Vendor Allowances
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, the Company receives vendor allowances from certain merchandise vendors through a variety of programs intended to offset the cost of inventory and for promoting and selling merchandise inventory. Purchases-based vendor allowances are recorded as a reduction of merchandise inventory and are recognized as a reduction to cost of sales when the associated inventory is sold. Other promotional allowances that are contractually tied to the sale of inventory are recognized as a reduction to cost of sales at the time of the sale of the specific goods. Funds that are determined to be a reimbursement of specific, incremental, and identifiable costs incurred to sell a vendor’s products are recorded as an offset to the related expense when incurred.

Auditing vendor allowances was complex due to the number of individual agreements and the varying terms in the respective agreements. Significant audit effort was required to evaluate the terms of the vendor agreements and the related treatment of the vendor allowances in the consolidated financial statements.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s vendor allowances process, including management’s assessment of the terms of vendor agreements and related treatment of the vendor allowances.

In order to test the recorded amount of vendor allowances, for a sample of vendor contracts, we tested whether the recorded amounts were consistent with the nature of the vendor allowances and evaluated whether the allowances had been earned as of January 29, 2022, were appropriately recorded in the statement of operations and were appropriately classified as a reduction of cost of sales or selling, general and administrative expenses based on the contractual terms. For a sample of vendor arrangements, we confirmed the terms of the agreement directly with the vendor, and for confirmations not received, we performed alternative procedures such as agreeing to underlying contractual arrangements, testing the settlement of the arrangement, and holding discussions with applicable Company buyers to understand the terms of the agreement. We also evaluated and recalculated the amount of deferred vendor allowances recorded as a reduction to merchandise inventory by developing an expectation for the amount based on the historical amounts recorded as a percentage of vendor allowances earned and comparing our expectation to the amount recorded by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Diego, California

March 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Petco Health and Wellness Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Petco Health and Wellness Company, Inc.’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Petco Health and Wellness Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and our report dated March 24, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Diego, California

March 24, 2022

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$211,602	$111,402
Receivables, less allowance for credit losses ($931 and $3,267, respectively)	55,618	41,827
Merchandise inventories, net	675,111	538,675
Prepaid expenses	42,355	40,032
Other current assets	86,091	45,613
Total current assets	1,070,777	777,549
Fixed assets, net	726,922	627,547
Operating lease right-of-use assets	1,338,465	1,328,108
Goodwill	2,183,991	2,179,310
Trade name	1,025,000	1,025,000
Other long-term assets	152,786	138,188
Total assets	$6,497,941	$6,075,702
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$403,976	$339,485
Accrued salaries and employee benefits	150,630	129,484
Accrued expenses and other liabilities	210,872	145,846
Current portion of operating lease liabilities	265,897	258,289
Current portion of long-term debt and other lease liabilities	21,764	2,203
Total current liabilities	1,053,139	875,307
Senior secured credit facilities, net, excluding current portion	1,640,390	1,646,281
Operating lease liabilities, excluding current portion	1,096,133	1,083,575
Deferred taxes, net	318,355	280,920
Other long-term liabilities	134,105	134,354
Total liabilities	4,242,122	4,020,437
Commitments and contingencies (Notes 8, 9 and 16)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 227.2 million and 226.4 million shares, respectively	227	226
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,133,821	2,092,110
Retained earnings (accumulated deficit)	142,166	(22,251)
Accumulated other comprehensive loss	(2,238)	(1,275)
Total stockholders’ equity	2,274,014	2,068,848
Noncontrolling interest	(18,195)	(13,583)
Total equity	2,255,819	2,055,265
Total liabilities and equity	$6,497,941	$6,075,702

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$5,807,149	$4,920,202	$4,434,514
Cost of sales	3,380,539	2,813,464	2,527,995
Gross profit	2,426,610	2,106,738	1,906,519
Selling, general and administrative expenses	2,160,539	1,912,314	1,776,919
Indefinite-lived intangible impairment	—	—	19,000
Operating income	266,071	194,424	110,600
Interest income	(62)	(653)	(335)
Interest expense	77,397	219,083	253,018
Loss on extinguishment and modification of debt	20,838	17,549	—
Other non-operating income	(34,497)	—	—
Income (loss) before income taxes and income from equity method investees	202,395	(41,555)	(142,083)
Income tax expense (benefit)	53,473	(3,337)	(35,658)
Income from equity method investees	(10,883)	(6,482)	(2,441)
Net income (loss)	159,805	(31,736)	(103,984)
Net loss attributable to noncontrolling interest	(4,612)	(5,253)	(8,111)
Net income (loss) attributable to Class A and B-1 common stockholders	$164,417	$(26,483)	$(95,873)

Net income (loss) per Class A and B-1 common share (1):
Basic	$0.62	$(0.13)	$(0.46)
Diluted	$0.62	$(0.13)	$(0.46)

Weighted average shares used in computing net income (loss) per Class A and B-1 common share (1):
Basic	264,261	210,683	208,933
Diluted	265,338	210,683	208,933

(1)

Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. See Note 13 for further discussion.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Net income (loss)	$159,805	$(31,736)	$(103,984)
Net loss attributable to noncontrolling interest	(4,612)	(5,253)	(8,111)
Net income (loss) attributable to Class A and B-1 common stockholders	164,417	(26,483)	(95,873)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(963)	(905)	952
Unrealized loss on derivatives	—	(86)	(9,088)
Losses on derivatives reclassified to income	—	7,989	2,058
Total other comprehensive (loss) income, net of tax	(963)	6,998	(6,078)

Comprehensive income (loss)	158,842	(24,738)	(110,062)
Comprehensive loss attributable to noncontrolling interest	(4,612)	(5,253)	(8,111)
Comprehensive income (loss) attributable to Class A and B-1 common stockholders	$163,454	$(19,485)	$(101,951)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common stock
	Members’ interest (1)	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings (1)	Accumulated other comprehensive loss	Total stockholders’/ members' equity	Noncontrolling interest	Total equity
Balance at February 2, 2019	$1,347,622	—	—	—	$—	$—	$(707,518)	$(2,195)	$637,909	$—	$637,909
Consolidation of joint venture	—	—	—	—	—	—	—	—	—	(462)	(462)
Equity-based compensation expense (Note 13)	9,489	—	—	—	—	—	—	—	9,489	—	9,489
Partial settlement of member note	1,019	—	—	—	—	—	—	—	1,019	—	1,019
Net loss	—	—	—	—	—	—	(95,873)	—	(95,873)	(8,111)	(103,984)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	243	243
Foreign currency translation adjustment, net of tax of $335	—	—	—	—	—	—	—	952	952	—	952
Unrealized loss on derivatives, net of tax of $(3,184)	—	—	—	—	—	—	—	(9,088)	(9,088)	—	(9,088)
Losses on derivatives reclassified to income, net of tax of $721	—	—	—	—	—	—	—	2,058	2,058	—	2,058
Cumulative effect adjustments	—	—	—	—	—	—	22,925	—	22,925	—	22,925
Balance at February 1, 2020	$1,358,130	—	—	—	$—	$—	$(780,466)	$(8,273)	$569,391	$(8,330)	$561,061
Equity-based compensation expense (Note 13)	9,757	—	—	—	—	3,158	—	—	12,915	—	12,915
Repurchase of equity	(104)	—	—	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	(26,483)	—	(26,483)	(5,253)	(31,736)
Foreign currency translation adjustment, net of tax of $(318)	—	—	—	—	—	—	—	(905)	(905)	—	(905)
Unrealized loss on derivatives, net of tax of $(30)	—	—	—	—	—	—	—	(86)	(86)	—	(86)
Losses on derivatives reclassified to income, net of tax of $2,804	—	—	—	—	—	—	—	7,989	7,989	—	7,989
Contributions of Senior Notes (Note 9)	—	—	—	—	—	573,934	—	—	573,934	—	573,934
Conversion to Delaware corporation (Note 1)	(1,367,783)	171,224	37,791	37,791	209	582,876	784,698	—	—	—	—
Issuance of common stock in initial public offering, net of offering costs (Note 1)	—	55,200	—	—	55	932,142	—	—	932,197	—	932,197
Balance at January 30, 2021	$—	226,424	37,791	37,791	$264	$2,092,110	$(22,251)	$(1,275)	$2,068,848	$(13,583)	$2,055,265
Equity-based compensation expense (Note 13)	—	—	—	—	—	45,603	—	—	45,603	—	45,603
Net income	—	—	—	—	—	—	164,417	—	164,417	(4,612)	159,805
Foreign currency translation adjustment, net of tax of $(337)	—	—	—	—	—	—	—	(963)	(963)	—	(963)
Issuance of restricted stock awards	—	55	—	—	—	—	—	—	—	—	—
Issuance of common stock, including tax effects	—	708	—	—	1	(3,892)	—	—	(3,891)	—	(3,891)
Balance at January 29, 2022	$—	227,187	37,791	37,791	$265	$2,133,821	$142,166	$(2,238)	$2,274,014	$(18,195)	$2,255,819

_______________

(1)	Balances prior to the Company's conversion to a Delaware corporation were reclassified to additional paid-in capital to give effect to the organizational transactions described in Note 1.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income (loss)	$159,805	$(31,736)	$(103,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	172,431	174,836	173,544
Amortization of debt discounts and issuance costs	5,796	24,237	23,455
Provision for deferred taxes	37,741	25,548	(45,087)
Equity-based compensation	49,265	12,915	9,489
Impairments, write-offs and losses on sale of fixed and other assets	10,918	15,606	11,871
Loss on extinguishment and modification of debt	20,838	17,549	—
Income from equity method investees	(10,883)	(6,482)	(2,441)
Amounts reclassified out of accumulated other comprehensive income (Note 10)	—	10,793	2,806
Change in contingent consideration obligation	—	(398)	883
Indefinite-lived intangible impairment	—	—	19,000
Non-cash operating lease costs	422,465	430,359	441,981
Other non-operating income	(34,497)	—	—
Changes in assets and liabilities:
Receivables	(13,791)	(10,311)	(3,845)
Merchandise inventories	(136,404)	(60,635)	(8,193)
Prepaid expenses and other assets	(17,664)	(13,842)	(5,223)
Accounts payable and book overdrafts	71,775	46,303	15,928
Accrued salaries and employee benefits	10,679	34,295	(1,395)
Accrued expenses and other liabilities	42,899	(28,289)	(3,043)
Operating lease liabilities	(418,210)	(399,557)	(408,562)
Other long-term liabilities	(14,948)	27,424	(6,847)
Net cash provided by operating activities	358,215	268,615	110,337
Cash flows from investing activities:
Cash paid for fixed assets	(239,110)	(159,560)	(156,906)
Cash paid for intangible assets	—	—	(450)
Insurance recoveries	—	—	489
Cash paid for acquisitions, net of cash acquired (Note 4)	(4,334)	—	(2,813)
Cash from consolidation of joint venture (Note 1)	—	—	1,205
Cash paid for investments	—	(1,000)	(585)
Proceeds from investments	6,135	73	—
Proceeds from sale of assets	226	3,302	—
Proceeds from sale-leasebacks, net (Note 3)	—	—	18,549
Proceeds from partial surrender of officers’ life insurance	—	—	1,470
Net cash used in investing activities	(237,083)	(157,185)	(139,041)
Cash flows from financing activities:
Borrowings under long-term debt agreements	1,700,000	476,000	1,297,000
Repayments of long-term debt	(1,690,861)	(1,554,890)	(1,293,250)
Debt refinancing costs	(24,665)	—	(58)
Payments for finance lease liabilities	(3,564)	(3,404)	(3,447)
Proceeds from employee stock purchase plan	4,185	—	—
Tax withholdings on stock-based awards	(33)	—	—
Partial settlement of member note	—	—	(809)
Cash received from noncontrolling interest	—	—	243
Proceeds from initial public offering, net of issuance costs	—	936,041	—
Repurchase of equity	—	(105)	—
Payment of contingent consideration	—	(250)	(2,750)
Payment of offering costs	(3,844)	—	—
Net cash used in financing activities	(18,782)	(146,608)	(3,071)
Net increase (decrease) in cash, cash equivalents and restricted cash	102,350	(35,178)	(31,775)
Cash, cash equivalents and restricted cash at beginning of year	119,540	154,718	186,493
Cash, cash equivalents and restricted cash at end of year	$221,890	$119,540	$154,718
Supplemental cash flow disclosures:
Interest paid, net	$64,545	$178,960	$217,664
Capitalized interest	$1,003	$499	$953
Income taxes paid	$16,092	$2,388	$15,036
Supplemental non-cash investing and financing activities disclosures:
Accounts payable and accrued expenses for capital expenditures	$36,935	$19,723	$21,962
Accrued expenses for offering costs in initial public offering	$—	$3,844	$—
Accrued tax withholdings on stock-based awards	$6,552	$—	$—
Contributions of Senior Notes (Note 9)	$—	$573,934	$—

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Petco Health and Wellness Company, Inc. (together with its consolidated subsidiaries, the “Company”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and its own partners with 1,433 pet care centers in 50 states, the District of Columbia and Puerto Rico as of January 29, 2022. The Company also offers an expanded range of consumables, supplies and services through its www.petco.com, www.petcoach.co, www.petinsurancequotes.com, and www.pupbox.com websites.

The Company was formed as a Delaware limited liability company under the name PET Acquisition LLC on November 19, 2015 as an acquisition entity controlled by Scooby LP, which was indirectly owned by funds affiliated with CVC Capital Partners, Canada Pension Plan Investment Board, a Canadian company (together with CVC Capital Partners, the “Sponsors”), and certain co-investors. On January 26, 2016, the Company completed a merger (the “Acquisition”) whereby Petco Holdings, Inc. converted from a Delaware corporation to a Delaware limited liability company and became a wholly owned subsidiary of the Company. Under this ownership structure, the Company had four classes of membership units: (i) Common Series A Units; (ii) Common Series B Units; (iii) Common Series C Units; and (iv) Voting Common Units.

Corporate Conversion and Public Offerings

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2021 refer to the fiscal year beginning on January 31, 2021 and ending on January 29, 2022. Fiscal 2021, 2020 and 2019 included 52 weeks.

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CEO serves as the Company’s CODM. The Company manages its business as one reportable operating segment which is designed to sell pet food, supplies and companion animals, and services to pet parents across pet care center and online channels.

Cash and Cash Equivalents

Cash equivalents represent all liquid investments with original maturities of three months or less and include money market mutual funds. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Included in the Company’s cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $35.9 million and $34.6 million at January 29, 2022 and January 30, 2021, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows. Restricted cash is held in a trust used for certain employee benefit costs.

	January 29, 2022	January 30, 2021
Cash and cash equivalents	$211,602	$111,402
Restricted cash included in other current assets	10,288	8,138
Total cash, cash equivalents and restricted cash in the statement of cash flows	$221,890	$119,540

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $61.5 million and $52.5 million at January 29, 2022 and January 30, 2021, respectively, and are reflected in accounts payable and book overdrafts in the consolidated balance sheets.

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

Fixed Assets

Fixed assets are stated at cost or fair value as of the date of the Acquisition less accumulated depreciation and amortization. Pet care center facilities and equipment under finance leases are recorded at the present value of lease payments at the inception of the lease. Maintenance and minor repairs are expensed as incurred.

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

Trade Name

The Company’s trade name has an indefinite life. The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. The Company also has the option to first perform a qualitative assessment of its trade name to determine whether it is necessary to perform a quantitative impairment test. In cases where the quantitative test is performed, the fair value of the Company’s trade name is estimated by a third party valuation firm using the relief from royalty valuation method. Significant assumptions inherent in the valuation methodologies for the trade name are employed and include, but are not limited to, prospective financial information, royalty rates and discount rates. An impairment charge is recorded for the amount by which the carrying amount of the trade name exceeds its fair value.

Joint Ventures, Equity Method Investments, and Variable Interest Entities

Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. Equity method investment activity is primarily related to a 50% joint venture with Grupo Gigante, S.A.B. de C.V. (the “Mexico joint venture”) to establish Petco locations in Mexico. The Company’s share of the investee’s results is presented as either income or loss from equity method investees in the accompanying consolidated statements of operations.

The equity method of accounting is applicable for the Mexico joint venture as the Company does not own more than 50% of voting power, but has significant influence over the operation and financial policies of the investee. The joint venture is not material to the Company’s consolidated financial statements.

The Mexico joint venture purchases certain inventory items and pet care center assets from the Company. The Company also receives royalties from the Mexico joint venture for the use of its trademarks. Revenues generated from these transactions were not material in fiscal 2021, 2020, and 2019. The cumulative unrealized foreign currency adjustment on the translation of the Company’s investment in the joint venture and the foreign currency translation impact of the royalty receivable are recorded in accumulated other comprehensive income (“AOCI”), net of tax.

The Company consolidates variable interest entities (“VIEs”) where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company holds a 50% investment in a joint venture with a domestic partner to build and operate veterinary clinics in Petco locations, which was previously accounted for under the equity method. In March 2019, the Company entered into an amended agreement governing the joint venture’s operations and determined that the Company had the power to direct the activities most important to the VIE. As a result, the joint venture is a VIE for which the Company is now the primary beneficiary. Accordingly, the assets, liabilities, and noncontrolling interest of the VIE, which were not material, were measured at fair value as of the date the Company became the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 805 – Business Combinations. The results of operations and statements of financial position of the VIE are included in the Company’s consolidated financial statements beginning in March 2019. Under the amended agreement, the domestic partner provides certain management and support services to the joint venture. These services include administrative, financial reporting, compliance, and technology support services in connection with the operation and growth of the joint venture. As compensation for these services, the joint venture pays the domestic partner a quarterly joint venture management fee equal to a portion of clinic revenues, subject to a minimum fixed fee. The Company incurred and recorded $2.5 million, $2.0 million, and $1.4 million of joint venture management fees under this agreement in fiscal 2021, 2020, and 2019, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. In March 2022, the

Company entered into an agreement to purchase the remaining 50% of the issued and outstanding membership interests of the joint venture. The transaction is expected to close in the second quarter of fiscal 2022.

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

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.

Refer to Notes 8, 9, 10 and 11 for fair value disclosures for the senior secured term credit facilities, senior notes, derivatives, and other types of assets and liabilities measured at fair value, respectively.

Self-Insurance Reserves

The Company is self-insured for workers’ compensation, general, auto liability and employee-related health care benefits, a portion of which is paid by the Company’s employees. Additionally, the Company has insurance coverage to limit its exposure above a per occurrence retention limit. These insurance policies have stated maximum coverage limits after which the Company bears the risk of loss. The Company determines the related liabilities using a number of factors including historical experience and trends related to claims and payments, information provided by the Company’s insurance brokers and actuaries, an estimate of incurred but not reported claims and industry experience and trends. Estimates of future claim costs for workers’ compensation, general, auto liability and employee-related health care benefits are recorded on an undiscounted basis. All estimates of ultimate loss and loss adjustment expense and resulting reserves are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the reporting of an occurrence of an incident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. The Company reports self-insurance liabilities gross of insurance recoveries. As of January 29, 2022, insurance recoveries of $5.7 million and $15.9 million were recorded in other current assets and other long-term assets, respectively. As of January 30, 2021, insurance recoveries of $5.8 million and $17.2 million were recorded in other current assets and other long-term assets, respectively.

Self-insurance reserves are reflected in the consolidated balance sheets as follows (in thousands):

	January 29, 2022	January 30, 2021
Current:
Workers’ compensation and employee-related health care benefits	$23,699	$21,834
General and auto liability reserves	4,733	4,737
	$28,432	$26,571
Non-current:
Workers’ compensation reserve	$44,706	$45,794
General and auto liability reserves	11,780	12,131
	$56,486	$57,925

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

See Note 2 for further discussion on revenue recognition.

Cost of Sales

Cost of sales includes the following types of expenses:

•	Direct costs (net of vendor rebates, allowances and discounts for products sold) including inbound freight charges;
•	Shipping and handling costs associated with sales to customers;
•	Freight costs associated with moving merchandise inventories;
•	Inventory shrinkage costs and write-downs;
•	Payroll costs of pet groomers, trainers, veterinarians and other direct costs of services; and
•	Costs associated with operating the Company’s distribution centers including payroll, occupancy costs and depreciation

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following types of expenses:

•	Payroll and benefit costs of pet care center and corporate employees;
•	Occupancy and operating costs of pet care center and corporate facilities;
•	Depreciation and amortization related to pet care center and corporate assets;
•	Credit card fees;
•	Store pre-opening and remodeling costs;
•	Advertising costs; and
•	Other selling and administrative costs

Advertising Expenses

The Company records advertising expense as incurred and classifies advertising costs within selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising expenses, net of cooperative advertising reimbursements, were $227.9 million, $168.4 million, and $97.7 million for fiscal 2021, 2020, and 2019, respectively. Vendor cooperative advertising reimbursements reduced total advertising expense by $32.5 million, $25.7 million, and $18.4 million for fiscal 2021, 2020, and 2019, respectively.

Leases

The majority of the Company’s lease liabilities are real estate operating leases from which pet care center, corporate support, and distribution operations are conducted. The Company also leases equipment, vehicles, and certain pet care center locations under finance leases. Lease terms generally do not include options to terminate the lease and only include options to extend the lease, if it is reasonably certain that the option will be exercised. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the consolidated balance sheet as an operating or finance lease at the commencement of the lease agreement. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term.

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

The Company records contractual obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred. These obligations arise from certain leases and primarily relate to the cost of removing leasehold improvements and certain fixtures from such lease sites and restoring the sites to their original condition. Upon initial recognition of the liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the estimated useful life of the asset. Activity related to these obligations in fiscal 2021, 2020, and 2019 was not material. The Company’s asset retirement obligation was $6.9 million and $5.8 million at January 29, 2022 and January 30, 2021, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

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

In fiscal 2019 and for a portion of fiscal 2020, the Company’s equity value was determined using a combination of two valuation approaches:

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

Pre-Opening Costs

Costs incurred in connection with opening new pet care centers and hospitals are expensed as incurred and are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. Such costs include advertising, payroll, initial supplies and utilities.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition from LIBOR. As a result of the reference rate reform initiative, certain widely used reference rates such as LIBOR are expected to be discontinued. The guidance is designed to simplify how entities account for contracts, such as receivables, debt, leases, derivative instruments and hedging, that are modified to replace LIBOR or other benchmark interest rates with new rates. The guidance is effective upon issuance and may be applied through December 31, 2022. The Company is currently evaluating the impact of this accounting standard, but does not expect a material impact on the consolidated financial statements and related disclosures.

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

Net sales by product type and services were as follows (in thousands):

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Consumables	$2,533,755	$2,123,499	$2,054,280
Supplies and companion animals	2,603,104	2,328,663	1,938,904
Services and other	670,290	468,040	441,330
Net sales	$5,807,149	$4,920,202	$4,434,514

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

The Company’s contract liabilities primarily relate to product merchandise not yet delivered to customers, unredeemed gift cards, services not yet completed, and options that provide a material right to customers, such as its customer loyalty program. Substantially all of the Company’s remaining performance obligations have an original expected duration of one year or less. The Company did not have any material contract assets as of January 29, 2022 and January 30, 2021.

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

Sales Incentives and Customer Loyalty Program

The Company has a customer loyalty program that allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases generally within 45 days of the issuance date. The loyalty program points represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by loyalty program members is deferred and included as part of accrued expenses and other liabilities in the consolidated balance sheets based on the amount of points that are projected to be redeemed, subject to breakage. The Company’s contract liabilities for its customer loyalty program were not material as of January 29, 2022 and January 30, 2021. Revenue is recognized for these performance obligations as actual redemptions occur and the Company updates its estimate of the amount of points that are projected to be redeemed. There is judgment in assessing redemption patterns and the ultimate value of points that is not expected to be redeemed.

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

4. Other Acquisitions

During fiscal 2021 and 2019, the Company completed acquisitions of small, regional veterinary businesses for total consideration of approximately $5.5 million and $3.0 million, respectively. Noncash consideration was not material. Net tangible and identifiable intangible assets acquired and liabilities assumed were not material. The acquisitions resulted in the recognition of $4.7 million and $3.0 million of goodwill, respectively. The tax-deductible portion of goodwill in these acquisitions was $2.4 million and $3.0 million, respectively.

Pro forma results of operations for the acquisitions have not been presented because they are not material to the consolidated results of operations.

5. Composition of Balance Sheet Accounts

Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Equipment	$772,454	$648,072
Leasehold improvements	623,201	538,841
Furniture and fixtures	329,823	280,948
Buildings and related improvements	16,959	16,872
Land	3,254	3,254
	1,745,691	1,487,987
Less accumulated depreciation	(1,018,769)	(860,440)
	$726,922	$627,547

The Company’s depreciation and amortization expense for fixed assets, net was $171.1 million, $174.0 million, and $172.5 million for fiscal 2021, 2020 and 2019, respectively.

Accrued Salaries and Employee Benefits

Accrued salaries and employee benefits consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Accrued compensation and related taxes	$110,347	$83,176
Self-insurance reserves	23,699	21,834
Accrued paid time-off	16,584	24,474
	$150,630	$129,484

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Accrued capital expenditures	$36,935	$19,723
Accrued real estate taxes	26,662	26,921
Sales taxes payable	19,950	19,449
Deferred revenue	18,003	15,526
Accrued advertising	15,192	13,326
Other accrued expenses and liabilities	94,130	50,901
	$210,872	$145,846

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Self-insurance reserves	$56,486	$57,925
Finance leases	25,052	11,436
Other liabilities	52,567	64,993
	$134,105	$134,354

6. Leases

Lease assets and liabilities are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Leases	Balance sheet location	January 29, 2022	January 30, 2021
Assets
Operating leases	Operating lease right-of-use assets	$1,338,465	$1,328,108
Finance leases	Fixed assets, net(1)	24,500	9,350
Total lease assets		$1,362,965	$1,337,458
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$265,897	$258,289
Finance leases	Current portion of long-term debt and other lease liabilities	4,764	2,203
Non-current
Operating leases	Operating lease liabilities, excluding current portion	1,096,133	1,083,575
Finance leases	Other long-term liabilities	25,052	11,436
Total lease liabilities		$1,391,846	$1,355,503

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of $19.7 million and $17.3 million as of January 29, 2022 and January 30, 2021, respectively.

The components of total lease cost are as follows (in thousands):

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
Operating lease cost	$422,465	$430,359	$441,981
Finance lease cost:
Amortization of right-of-use lease assets	3,933	3,292	3,919
Interest on lease liabilities	876	908	973
Variable lease cost	109,723	105,859	112,709
Sublease income	(5,091)	(5,327)	(5,450)
Total lease cost	$531,906	$535,091	$554,132

Other information for the Company’s leases is as follows (in thousands):

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$418,210	$399,557	$408,562
Operating cash flows from finance leases	$850	$941	$973
Financing cash flows from finance leases	$3,564	$3,404	$3,447
Lease assets obtained in exchange for lease liabilities:
Operating leases	$308,166	$132,829	$133,219
Finance leases	$19,841	$613	$3,695

	January 29, 2022	January 30, 2021
Weighted average remaining lease term:
Operating leases	6.0 years	5.9 years
Finance leases	3.6 years	6.6 years
Weighted average discount rate:
Operating leases	9.2%	10.5%
Finance leases	4.6%	6.2%

At January 29, 2022, the maturities of the Company’s operating and finance lease liabilities were as follows (in thousands):

Fiscal years	Operating leases	Finance leases
2022	$377,379	$6,006
2023	344,550	17,668
2024	285,637	2,766
2025	225,226	2,422
2026	168,098	1,580
Thereafter	367,791	2,750
Total lease payments	$1,768,681	$33,192
Less imputed interest	(406,651)	(3,376)
Present value of lease payments	1,362,030	29,816
Less current portion	(265,897)	(4,764)
Lease liabilities, excluding current portion	$1,096,133	$25,052

7. Goodwill

The changes in the carrying amount of the Company’s goodwill were as follows (in thousands):

	January 29, 2022	January 30, 2021
Beginning balance:
Goodwill	$2,987,273	$2,987,273
Accumulated impairment	(807,963)	(807,963)
Goodwill, net	$2,179,310	$2,179,310
Additions from acquisitions	$4,681	$—
Ending balance:
Goodwill	$2,991,954	$2,987,273
Accumulated impairment	(807,963)	(807,963)
Goodwill, net	$2,183,991	$2,179,310

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

The Company’s obligations under the First Lien Term Loan and ABL Revolving Credit Facility are secured by substantially all of the personal property assets of the Company with differing priority rights to the various personal property assets ascribed to each facility. The credit facility agreements, while not identical, contain certain affirmative and negative covenants related to indebtedness, liens, fundamental changes in the business, investments, restricted payments and agreements and a fixed charge coverage ratio, among other things. As of January 29, 2022, the Company was in compliance with its covenants on the agreements.

The credit agreements governing the First Lien Term Loan and ABL Revolving Credit Facility contain customary default provisions including, among others, the failure to make payments when due, defaults under other material indebtedness, non-compliance with covenants, change of control and bankruptcy, the occurrence of any of which would limit the Company’s ability to draw on the ABL Revolving Credit Facility and could result in the applicable lenders under the First Lien Term Loan and ABL Revolving Credit Facility accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder.

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

As of January 29, 2022, the outstanding principal balance of the First Lien Term Loan was $1,687.3 million ($1,662.1 million, net of the unamortized discount and debt issuance costs). As of January 30, 2021, the outstanding principal balance of the Amended Term Loan Facility was $1,678.1 million ($1,649.4 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 4.1% and 4.3% as of January 29, 2022 and January 30, 2021, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of January 29, 2022, the estimated fair value of the First Lien Term Loan was approximately $1,687.3 million, based upon Level 2 fair value hierarchy inputs (Note 1). As of January 30, 2021, the estimated fair value of the Amended Term Loan Facility was approximately $1,673.9 million, based upon Level 2 fair value hierarchy inputs (Note 1).

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

As of January 29, 2022, no amounts were outstanding under the ABL Revolving Credit Facility. As of January 30, 2021, no amounts were outstanding under the Amended Revolving Credit Facility. At January 29, 2022, $438.2 million was available under the ABL Revolving Credit Facility, which is net of $61.8 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. Unamortized debt issuance costs of $4.7 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 29, 2022. Unamortized debt issuance costs of $3.1 million relating to the Amended Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 30, 2021.

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

The interest rate caps were accounted for as cash flow hedges because the interest rate caps were expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the interest rate caps were reported as a component of AOCI. There were no amounts remaining in AOCI relating to the interest rate caps as of January 29, 2022 and January 30, 2021. Approximately $10.8 million and $2.8 million of pre-tax losses deferred in AOCI were reclassified to interest expense during fiscal 2020 and 2019, respectively.

11. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	January 29, 2022
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$167,277	$—	$—
Investments of officers' life insurance	$—	$14,575	$—
Non-qualified deferred compensation plan	$—	$(17,453)	$—
Investment in Rover Group, Inc.	$32,819	$—	$—

	January 30, 2021
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$63,798	$—	$—
Investments of officers' life insurance	$—	$14,140	$—
Non-qualified deferred compensation plan	$—	$(15,526)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $158.0 million and $56.0 million as of January 29, 2022 and January 30, 2021, respectively. Also included in the Company’s money market mutual funds balances were $9.3 million and $7.8 million as of January 29, 2022 and January 30, 2021, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

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

In fiscal 2021 and 2020, the Company determined that the fair value of its reporting unit was greater than its carrying amount, and therefore no goodwill impairment charge was recorded (Note 7). In fiscal 2021 and 2020, the Company determined that the fair value of its trade name was greater than its carrying amount, and therefore no tradename impairment charge was recorded. There were no indications of impairment of the Company’s other intangible assets or equity and other investments in fiscal 2021 and 2020.

In fiscal 2019, the Company determined that the fair value of its reporting unit was greater than its carrying amount, and therefore no goodwill impairment charge was recorded. In fiscal 2019, the Company determined that the carrying amount of its trade name exceeded its fair value, resulting in a trade name impairment charge of $19.0 million. The Company recorded impairment charges of $0.7 million on other intangible assets and $3.2 million on its other cost method investments in fiscal 2019. The related losses are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. There were no other indications of impairment of the Company’s other intangible assets or equity and cost method investments in fiscal 2019.

The Company recorded fixed asset and right-of-use asset impairment charges of $10.4 million, $14.5 million $13.0 million in fiscal years 2021, 2020, and 2019, respectively. Impairment charges are primarily related to pet care center locations and are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations.

12. Employee Benefit Plans

The Company has employee savings plans that permits eligible participants to make contributions by salary reduction pursuant to either section 401(k) of the Internal Revenue Code or under the Company’s non-qualified deferred compensation plan.

The Company generally matches 100% of the first 1% plus 50% of the next 5% of compensation contributed by each participating employee to the 401(k) plan. For eligible participants that hold positions as director and above, the Company matches, at its discretion, 100% of the first 1% plus 50% of the next 2% of compensation that is contributed by each participating employee to the plan. The Company match is subject to a 3-year vesting schedule. Employees are required to complete six months of service with the Company to participate in the plan.

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

In connection with the required matches, Company contributions to the plans were $9.2 million, $6.6 million, and $6.9 million for fiscal years 2021, 2020, and 2019, respectively.

13. Stockholders’ Equity

In connection with its initial public offering, the Company established a new incentive plan (“the 2021 Equity Incentive Plan”) pursuant to which certain employees and non-employee directors of the Company are eligible to receive restricted stock units (“RSUs,” which include performance-based stock units), restricted stock awards (“RSAs”), non-qualified stock options, and other equity compensation awards. The Company has also established an employee stock purchase plan (“ESPP”).

The Company issues new shares of Class A common stock upon exercise of stock options and the vesting of restricted stock units. As of January 29, 2022, there were 27.6 million shares of Class A common stock available for issuance pursuant to future equity-based compensation awards under the 2021 Equity Incentive Plan.

Scooby LP, the direct owner of Scooby Aggregator, LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to employees, consultants, and non-employee directors of the Company.

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
RSUs and RSAs	$25,459	$1,991	$—
Options	8,002	391	—
ESPP	1,034	—	—
Other awards	14,770	10,533	9,489
Total equity-based compensation expense	$49,265	$12,915	$9,489
Total related tax benefit	$5,033	$329	$178

RSUs and RSAs

The Company has both time-vested RSUs and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and non-employee directors and entitle the grantee to receive shares of Class A common stock at the end of a vesting period, subject solely to the individual’s continued employment or service as a director. For the time-vested RSUs, 34% of the units becomes vested on the anniversary of the grant date, followed by 16.5% of the units in four equal semi-annual installments thereafter. Performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of Class A common stock if the Company achieves specified performance goals during the performance period and the grantee remains employed through the vesting period.

RSU activity under the 2021 Equity Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Nonvested, January 30, 2021	3,414	$18.00	1.7	$88,864
Granted	449	21.81
Vested and delivered	(926)	18.00
Forfeited/expired	(350)	18.21
Nonvested, January 29, 2022	2,587	$18.63	1.0	$47,342

As of January 29, 2022, unrecognized compensation expense related to unvested RSUs was $37.4 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

Stock option activity under the 2021 Equity Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 30, 2021	3,482	$18.00	10.0	$27,962
Granted	—
Exercised	(1)	18.00
Forfeited/expired	(154)	18.00
Outstanding, January 29, 2022	3,327	$18.00	9.0	$998
Exercisable, January 29, 2022	1,132	$18.00	8.9	$340

No stock option awards were granted in fiscal 2021 or fiscal 2019. The fair value of stock option awards granted in fiscal 2020 was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0.0%
Expected volatility (1)	40.4%
Risk-free interest rate (2)	0.7%
Expected term (3)	5.9 years
Grant date fair value per share	$18.00
Estimated fair value per option granted	$7.00

(1)	The expected volatility was estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term consistent with the expected term of the stock options.
(2)	The risk-free interest rates were based on the U.S. Treasury constant maturity interest rate for a term consistent with the expected term of the stock options.
(3)	The expected term of the stock options represents the estimated period of time until exercise and was calculated using the simplified method.

As of January 29, 2022, unrecognized compensation expense related to unvested options was $15.0 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

ESPP

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period. As of January 29, 2022, 7.6 million shares of Class A common stock were available for issuance under the ESPP.

Other Awards

Other awards primarily consist of partnership unit awards (“Series C Units”) issued by Scooby LP to eligible employees, consultants, and non-employee directors of the Company under the 2016 Incentive Plan, which was established in connection with the Acquisition. Series C Unit awards are restricted profit interests in Scooby LP subject to a distribution threshold and have generally been issued in the form of time-based units that vest in three to five equal annual installments following the grant date. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock. No additional Series C Units have been or will be awarded following the Company’s initial public offering.

For the Series C Units granted during fiscal 2020 and 2019, the weighted average fair value per unit was estimated to be $0.44 and $0.25, respectively.

The weighted average fair value per Series C Unit was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal years ended
	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)
Dividend yield	0.0%	0.0%
Expected volatility (1)	60.0 - 81.9%	60.0%
Weighted average volatility (1)	81.1%	60.0%
Risk-free interest rate (2)	0.1% - 1.3%	1.4% - 2.3%
Expected term (3)	2.0 to 4.0 years	5.0 years

(1)	The expected volatility was estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term consistent with the expected term of the Series C Units.
(2)	The risk-free interest rates were based on the U.S. Treasury constant maturity interest rate for a term consistent with the expected term of the Series C Units.
(3)	The expected term of the Series C Units was based on estimated liquidity event timing.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 30, 2021	214,006
Granted	—
Forfeited	(6,828)
Outstanding, January 29, 2022	207,178
Vested, January 29, 2022	119,438

Charges with respect to awards issued pursuant to the 2016 Incentive Plan are reflected in the Company’s consolidated financial statements. Compensation expense related to Series C Units is generally not tax deductible.

As of January 29, 2022, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $17.8 million, which is expected to be recognized over a weighted average period of 2.2 years.

Earnings (Loss) Per Share

Shares of Class A common stock and Class B-1 common stock participate equally in the earnings and losses of the Company and have identical rights in distribution. Basic net income (loss) per Class A and B-1 common share is based on the weighted-average Class A and B-1 common shares outstanding during the relevant period. Diluted net income (loss) per Class A and B-1 common share is based on the weighted-average Class A and B-1 common shares outstanding during the relevant period adjusted for the effect of potentially dilutive securities.

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

In fiscal 2021, there were approximately 3.3 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding. In fiscal 2020, all outstanding stock options and unvested RSUs were excluded from the calculation of diluted loss per Class A and B-1 common share, as their effect would be antidilutive in a net loss period. There were no potentially dilutive securities outstanding in fiscal 2019.

Shares of Class B-2 common stock are not included in the calculation of net income (loss) per share as they only possess voting rights. Unvested RSUs contain forfeitable rights to dividend equivalent units if dividends are paid to holders of Class A and B-1 common stock. Because the dividend equivalent units are forfeitable, unvested RSUs are not considered participating securities. Unvested RSAs are not considered participating securities for earnings per share purposes, as any related dividends are forfeitable.

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

14. Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal years ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Current:
Federal	$4,550	$(29,869)	$4,273
State	11,182	984	5,156
	$15,732	$(28,885)	$9,429
Deferred:
Federal	$39,087	$19,604	$(34,814)
State	(1,346)	5,944	(10,273)
	$37,741	$25,548	$(45,087)
Income tax expense (benefit)	$53,473	$(3,337)	$(35,658)

A reconciliation of income tax expense (benefit) at the federal statutory rate with the provision for income taxes is as follows (in thousands):

	Fiscal years ended
	January 29, 2022		January 30, 2021		February 1, 2020
	(52 weeks)		(52 weeks)		(52 weeks)
Income tax expense (benefit) at federal statutory rate	$45,751	21.0%	$(6,251)	21.0%	$(27,524)	21.0%
Non-deductible expenses	1,425	0.7	986	(3.3)	363	(0.3)
Equity compensation	5,988	2.7	2,212	(7.4)	1,623	(1.2)
State taxes, net of federal tax benefit	7,636	3.5	5,473	(18.4)	(4,073)	3.1
Tax credits	(2,500)	(1.1)	(1,907)	6.4	(4,150)	3.2
Uncertain tax positions	925	0.4	4,593	(15.4)	2	—
CARES Act – carryback rate differential	—	—	(8,752)	29.3	—	—
IPO transaction costs	(5,201)	(2.4)	—	—	—	—
Other, net	(551)	(0.3)	309	(1.0)	(1,899)	1.5
	$53,473	24.5%	$(3,337)	11.2%	$(35,658)	27.3%

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

On March 27, 2020, in response to the COVID-19 pandemic, the “Coronavirus Aid, Relief and Economic Security Act” (“CARES Act”) was signed into law by the President of the United States. The CARES Act includes, among other things, U.S. corporate income tax provisions related to net operating loss carryback periods, alternative minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property. The Company re-measured deferred tax assets related to $67.4 million net operating losses available under the CARES Act that are expected to be carried back to the fiscal years before the Tax Act was enacted, which resulted in a benefit of $8.8 million that increased the effective tax rate in the fiscal year ended January 30, 2021.

During the fiscal year ended January 29, 2022, the Company completed its analysis of third party legal, consulting, accounting, and other transaction costs incurred by the Company in connection with its initial public offering on January 13, 2021, which resulted in a benefit of $5.2 million that decreased the effective tax rate in the fiscal year ended January 29, 2022.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets:
Inventory	$21,203	$20,212
Accrued employee benefits	38,670	44,437
Net operating losses, state tax credit carryforwards	5,856	5,733
Interest expense limitation carry-forward under IRC §163(j)	14,696	22,726
Lease-related items	359,677	355,321
Other	11,646	3,392
Total deferred tax assets	451,748	451,821
Valuation allowance	(5,863)	(6,149)
Net deferred tax assets	445,885	445,672
Deferred tax liabilities:
Fixed assets	(115,621)	(91,769)
Intangible assets	(267,597)	(264,720)
Debt restructuring	(2,248)	(7,493)
Lease-related items	(347,501)	(345,123)
Investments in joint ventures	(31,273)	(16,830)
Other	—	(657)
Total deferred tax liabilities	(764,240)	(726,592)
	$(318,355)	$(280,920)

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

As of January 29, 2022, the Company has recorded a deferred tax asset of $2.5 million reflecting the benefit of $48.4 million in state income tax net operating loss carryforwards, which will begin to expire in fiscal 2023. The Company believes that it is more likely than not that the state net operating loss carryforward will not be realized and recorded a valuation allowance of $2.5 million on the deferred tax asset related to these state net operating loss carryforwards as of January 29, 2022. The Company recorded a deferred tax asset of $3.5 million for certain state tax credits as of January 29, 2022. The Company believes it is more likely than not that a portion of these credits will not be realized and has recorded a $2.8  million valuation allowance related to these credits. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

The Company has approximately $16.4 million of unrecognized tax benefits as of January 29, 2022, of which $4.2 million, if recognized, would impact the effective tax rate and $12.2 million would result in an adjustment to the net deferred tax liability.

Changes in unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	January 29, 2022	January 30, 2021
Beginning balance	$16,421	$74
Additions for tax positions taken in prior years	—	16,421
Decreases related to lapse of statute limitation	—	(74)
Ending balance	$16,421	$16,421

The Company has approximately $1.7 million accrued for interest and penalties as of January 29, 2022 in the consolidated balance sheets and recorded $0.9 million in interest during fiscal 2021 in the consolidated statements of operations. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease over the next 12 months.

The Company is no longer subject to examination for U.S. federal income tax for periods prior to fiscal 2018. The Company is no longer subject to examination by state tax authorities for tax periods prior to fiscal 2016. The Company is currently under audit by various state jurisdictions for various years. Though the estimated completion dates of these audits are not known, it is possible that these audits will be completed within the next 12 months. In addition, the Company does not foresee other material changes to the federal or state uncertain tax positions affecting income tax expense within the next 12 months. The Company has no material foreign operations.

15. Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component included in AOCI are presented below (net of tax, in thousands):

	Derivatives	Foreign currency translation adjustment	Total
Balance at February 2, 2019	$(873)	$(1,322)	$(2,195)
Other comprehensive (loss) income before reclassifications	(9,088)	952	(8,136)
Amounts reclassified from AOCI	2,058	—	2,058
Other comprehensive (loss) income	(7,030)	952	(6,078)
Balance at February 1, 2020	$(7,903)	$(370)	$(8,273)
Other comprehensive loss before reclassifications	(86)	(905)	(991)
Amounts reclassified from AOCI	7,989	—	7,989
Other comprehensive income (loss)	7,903	(905)	6,998
Balance at January 30, 2021	$—	$(1,275)	$(1,275)
Other comprehensive loss	—	(963)	(963)
Balance at January 29, 2022	$—	$(2,238)	$(2,238)

16. Commitments and Contingencies

Baseball Stadium Naming Rights Commitment

In March 2003, the Company entered into an agreement with San Diego Ballpark Funding LLC and Padres L.P. to name the San Diego Padres’ new stadium Petco Park. The naming rights include signage, advertising and other promotional benefits. Pursuant to the agreement, the Company pays an annual contract fee. Fees for fiscal 2021, 2020, and 2019 were $4.1 million, $4.1 million, and $4.0 million, respectively. These fees are included in selling, general and administrative expenses in the consolidated statements of operations, and will be adjusted by the maximum annual change related to the San Diego consumer price index per year through the 2027 Major League Baseball season.

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

As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 29, 2022.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of January 29, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 29, 2022, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of January 29, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

         Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on page 60.

2. Financial Statement Schedules

Not applicable.

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

4.1

Registration Rights Agreement, dated as of January 19, 2021, by and between Petco Health and Wellness Company, Inc. and Scooby Aggregator, LP (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

4.2

Stockholder’s Agreement, dated as of January 19, 2021, by and between Petco Health and Wellness Company, Inc. and Scooby Aggregator, LP (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

4.3

Description of Securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

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

10.4†

Amended and Restated Employment Agreement between Petco Animal Supplies Stores, Inc., Petco Health and Wellness Company, Inc., and Ronald Coughlin, Jr. dated December 3, 2020 (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.5†

Employment Agreement between Petco Animal Supplies Stores, Inc. and Michael Nuzzo dated April 8, 2015 (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.6†

Amendment to Employment Agreement between Petco Animal Supplies Stores, Inc., Scooby LP, and Michael Nuzzo dated January 26, 2016 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.7†

Employment Agreement between Petco Animal Supplies, Inc. and Darren MacDonald dated May 25, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.8†

Employment Letter between Petco Animal Supplies Stores, Inc. and Justin Tichy dated September 17, 2018 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.9†

Employment Letter between Petco Animal Supplies Stores, Inc. and Ilene Eskenazi dated July 20, 2020 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.10†	Form of Common Series C Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.11†

Second Amended and Restated Special Retention Bonus Agreement between Petco Animal Supplies Stores, Inc., Petco Health and Wellness Company, Inc., and Michael Nuzzo dated December 3, 2020 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.12†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Director Form) (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.13†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form) (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.14†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.15†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form) (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.16†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.17†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.18

First Lien Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 5, 2021)

10.19

ABL Revolving Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 5, 2021)

10.20

ABL Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.21

First Lien Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.22

ABL Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.23

First Lien Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.24

Intercreditor Agreement, dated March 4, 2021, by and among Citibank, N.A., as Revolving Credit Collateral Agent, Citibank, N.A., as Initial Term Loan Collateral Agent, as acknowledged and agreed by Petco Health and Wellness Company, Inc., and the Grantors party thereto (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Petco Health and Wellness Company, Inc.

Date: March 24, 2022	By:	/s/ Ronald Coughlin, Jr.
Ronald Coughlin, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Coughlin, Jr. Ronald Coughlin, Jr.	Chief Executive Officer and Director (principal executive officer)	March 24, 2022

/s/ Brian LaRose Brian LaRose	Chief Financial Officer (principal financial and accounting officer)	March 24, 2022

/s/ Maximilian Biagosch Maximilian Biagosch	Director	March 24, 2022

/s/ Cameron Breitner Cameron Breitner	Director	March 24, 2022

/s/ Gary Briggs Gary Briggs	Director	March 24, 2022

/s/ Nishad Chande Nishad Chande	Director	March 24, 2022

/s/ Christy Lake Christy Lake	Director	March 24, 2022

/s/ R. Michael Mohan R. Michael Mohan	Director	March 24, 2022

/s/ Jennifer Pereira Jennifer Pereira	Director	March 24, 2022

/s/ Sabrina Simmons	Director	March 24, 2022
Sabrina Simmons

/s/ Christopher J. Stadler	Director	March 24, 2022
Christopher J. Stadler

/s/ Mary Sullivan	Director	March 24, 2022
Mary Sullivan