Form 10-Q
period 2022-04-30
Petco Health & Wellness Company, Inc.
filed 2022-06-09
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

The number of shares of the registrant’s Class A Common Stock outstanding as of June 7, 2022 was 227,628,622 .

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of June 7, 2022 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of June 7, 2022 was 37,790,781.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning expectations, beliefs plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical fact, including statements regarding: our expectations with respect to our revenue, expenses, profitability, and other operating results; our growth plans; our ability to compete effectively in the markets in which we participate; the execution on our transformation initiatives; and the impact of the COVID-19 pandemic on our business. Forward-looking and other statements in this Form 10-Q may also address our progress, plans, and goals with respect to sustainability initiatives, and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). Such plans and goals may change, and statements regarding such plans and goals are not guarantees or promises that they will be met. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

Such forward-looking statements can generally be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “intends,” “will,” “shall,” “should,” “anticipates,” “opportunity,” “illustrative”, or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct or that any forward-looking results will occur or be realized. Nothing contained in this Form 10-Q is, or should be relied upon as, a promise or representation or warranty as to any future matter, including any matter in respect of our operations or business or financial condition. All forward-looking statements are based on expectations and assumptions about future events that may or may not be correct or necessarily take place and that are by their nature subject to significant uncertainties and contingencies, many of which are outside of our control.

Forward-looking statements are subject to many risks, uncertainties and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Form 10-Q as well as the following: (i) increased competition (including from multi-channel retailers and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflict in Ukraine), health crises, and pandemics, including the potential effects that the ongoing COVID-19 pandemic and/or corresponding macroeconomic uncertainty could have on our financial position, results of operations and cash flows; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; and (xx) the other risks, uncertainties and other factors identified under “Risk Factors” and elsewhere in our other filings with the SEC. The occurrence of any such factors could significantly alter the results set forth in these statements.

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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30, 2022	January 29, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,893	$211,602
Receivables, less allowance for credit losses ($1,114 and $931, respectively)	42,221	55,618
Merchandise inventories, net	682,040	675,111
Prepaid expenses	52,129	42,355
Other current assets	81,602	86,091
Total current assets	1,048,885	1,070,777
Fixed assets	1,792,202	1,745,691
Less accumulated depreciation	(1,056,858)	(1,018,769)
Fixed assets, net	735,344	726,922
Operating lease right-of-use assets	1,356,879	1,338,465
Goodwill	2,183,991	2,183,991
Trade name	1,025,000	1,025,000
Other long-term assets	155,688	152,786
Total assets	$6,505,787	$6,497,941
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$392,662	$403,976
Accrued salaries and employee benefits	125,616	150,630
Accrued expenses and other liabilities	213,396	210,872
Current portion of operating lease liabilities	258,349	265,897
Current portion of long-term debt and other lease liabilities	21,789	21,764
Total current liabilities	1,011,812	1,053,139
Senior secured credit facilities, net, excluding current portion	1,637,365	1,640,390
Operating lease liabilities, excluding current portion	1,114,268	1,096,133
Deferred taxes, net	322,626	318,355
Other long-term liabilities	132,009	134,105
Total liabilities	4,218,080	4,242,122
Commitments and contingencies (Notes 3 and 6)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 227.5 million and 227.2 million shares, respectively	227	227
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,143,505	2,133,821
Retained earnings	166,859	142,166
Accumulated other comprehensive loss	(3,836)	(2,238)
Total stockholders’ equity	2,306,793	2,274,014
Noncontrolling interest	(19,086)	(18,195)
Total equity	2,287,707	2,255,819
Total liabilities and equity	$6,505,787	$6,497,941

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Net sales	$1,475,991	$1,414,994
Cost of sales	868,317	818,009
Gross profit	607,674	596,985
Selling, general and administrative expenses	557,735	549,236
Operating income	49,939	47,749
Interest income	(20)	(21)
Interest expense	19,634	20,529
Loss on extinguishment and modification of debt	—	20,838
Other non-operating income	(314)	—
Income before income taxes and income from equity method investees	30,639	6,403
Income tax expense	10,000	2,679
Income from equity method investees	(3,163)	(2,425)
Net income	23,802	6,149
Net loss attributable to noncontrolling interest	(891)	(1,411)
Net income attributable to Class A and B-1 common stockholders	$24,693	$7,560

Net income per Class A and B-1 common share:
Basic	$0.09	$0.03
Diluted	$0.09	$0.03

Weighted average shares used in computing net income per Class A and B-1 common share:
Basic	265,050	264,215
Diluted	265,701	265,028

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Net income	$23,802	$6,149
Net loss attributable to noncontrolling interest	(891)	(1,411)
Net income attributable to Class A and B-1 common stockholders	24,693	7,560

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,598)	(786)
Total other comprehensive loss, net of tax	(1,598)	(786)

Comprehensive income	22,204	5,363
Comprehensive loss attributable to noncontrolling interest	(891)	(1,411)
Comprehensive income attributable to Class A and B-1 common stockholders	$23,095	$6,774

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 29, 2022	227,187	37,791	37,791	$265	$2,133,821	$142,166	$(2,238)	$2,274,014	$(18,195)	$2,255,819
Equity-based compensation expense (Note 5)	—	—	—	—	12,055	—	—	12,055	—	12,055
Net income	—	—	—	—	—	24,693	—	24,693	(891)	23,802
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,598)	(1,598)	—	(1,598)
Issuance of common stock, net of tax withholdings	291	—	—	—	(2,371)	—	—	(2,371)	—	(2,371)
Balance at April 30, 2022	227,478	37,791	37,791	$265	$2,143,505	$166,859	$(3,836)	$2,306,793	$(19,086)	$2,287,707

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 30, 2021	226,424	37,791	37,791	$264	$2,092,110	$(22,251)	$(1,275)	$2,068,848	$(13,583)	$2,055,265
Equity-based compensation expense (Note 5)	—	—	—	—	11,604	—	—	11,604	—	11,604
Net income	—	—	—	—	—	7,560	—	7,560	(1,411)	6,149
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(786)	(786)	—	(786)
Issuance of restricted stock awards	55	—	—	—	—	—	—	—	—	—
Balance at May 1, 2021	226,479	37,791	37,791	$264	$2,103,714	$(14,691)	$(2,061)	$2,087,226	$(14,994)	$2,072,232

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net income	$23,802	$6,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,967	41,607
Amortization of debt discounts and issuance costs	1,224	2,165
Provision for deferred taxes	4,832	1,708
Equity-based compensation	12,222	11,604
Impairments, write-offs and losses on sale of fixed and other assets	162	947
Loss on extinguishment and modification of debt	—	20,838
Income from equity method investees	(3,163)	(2,425)
Non-cash operating lease costs	105,249	105,188
Other non-operating income	(314)	—
Changes in assets and liabilities:
Receivables	13,397	3,748
Merchandise inventories	(6,930)	(36,008)
Prepaid expenses and other assets	(9,896)	(9,140)
Accounts payable and book overdrafts	(11,314)	20,119
Accrued salaries and employee benefits	(16,478)	(2,483)
Accrued expenses and other liabilities	11,290	66,120
Operating lease liabilities	(112,272)	(116,994)
Other long-term liabilities	(1,259)	1,859
Net cash provided by operating activities	57,519	115,002
Cash flows from investing activities:
Cash paid for fixed assets	(65,910)	(47,351)
Net cash used in investing activities	(65,910)	(47,351)
Cash flows from financing activities:
Borrowings under long-term debt agreements	—	1,700,000
Repayments of long-term debt	(4,250)	(1,678,111)
Debt refinancing costs	—	(24,665)
Payments for finance lease liabilities	(1,022)	(593)
Proceeds from employee stock purchase plan and stock option exercises	1,453	—
Tax withholdings on stock-based awards	(11,441)	—
Payment of offering costs	—	(3,844)
Net cash used in financing activities	(15,260)	(7,213)
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,651)	60,438
Cash, cash equivalents and restricted cash at beginning of year	221,890	119,540
Cash, cash equivalents and restricted cash at end of year	$198,239	$179,978
Supplemental cash flow disclosures:
Interest paid, net	$17,203	$6,958
Capitalized interest	$55	$47
Income taxes paid	$669	$218
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$27,083	$23,386

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

There have been no significant changes from the significant accounting policies disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. The accompanying consolidated financial statements and these Notes to Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, from which the prior year balance sheet information herein was derived.

Veterinary Joint Venture

As of April 30, 2022, the Company held a 50% investment in a joint venture with a domestic partner to build and operate veterinary clinics in Petco locations. The joint venture was a variable interest entity for which the Company was the primary beneficiary, and accordingly, the joint venture’s results of operations and statements of financial position are included in the Company’s consolidated financial statements. In May 2022, the Company completed the purchase of the remaining 50% of the issued and outstanding membership interests of the joint venture, which is now a wholly owned subsidiary of the Company, for cash consideration of $35.0 million. Direct transaction costs related to this purchase were not material.

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

	April 30, 2022	January 29, 2022
Cash and cash equivalents	$190,893	$211,602
Restricted cash included in other current assets	7,346	10,288
Total cash, cash equivalents and restricted cash in the statement of cash flows	$198,239	$221,890

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition from LIBOR. As a result of the reference rate reform initiative, certain widely used reference rates such as LIBOR are expected to be discontinued. The guidance is designed to simplify how entities account for contracts, such as receivables, debt, leases, derivative instruments and hedging, that are modified to replace LIBOR or other benchmark interest rates with new rates. The guidance is effective upon issuance and may be applied through December 31, 2022. The Company is currently evaluating the impact of this accounting standard, but does not expect it to have a material impact on the consolidated financial statements and related disclosures.

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Consumables	$685,930	$595,132
Supplies and companion animals	599,179	658,172
Services and other	190,882	161,690
Net sales	$1,475,991	$1,414,994

3. Senior Secured Credit Facilities

The Company previously had a senior secured term loan facility (the “Amended Term Loan Facility”), which was fully repaid on March 4, 2021, and a senior secured asset-based revolving credit facility (the “Amended Revolving Credit Facility”), which was terminated on March 4, 2021. On March 4, 2021, the Company entered into a $1,700.0 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility with availability of up to $500.0 million, subject to a borrowing base, maturing on March 4, 2026 (the “ABL Revolving Credit Facility”).

As of April 30, 2022, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

Term Loan Facilities

 On March 4, 2021, the Company entered into the First Lien Term Loan and repaid all outstanding principal and interest on the Amended Term Loan Facility. Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case, plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are $4.25 million quarterly.

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

As of April 30, 2022, the outstanding principal balance of the First Lien Term Loan was $1,683.0 million ($1,658.8 million, net of the unamortized discount and debt issuance costs). As of January 29, 2022, the outstanding principal balance of the First Lien Term Loan was $1,687.3 million ($1,662.1 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 4.3% and 4.1% as of April 30, 2022 and January 29, 2022, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of April 30, 2022 and January 29, 2022, the estimated fair value of the First Lien Term Loan was approximately $1,662.0 million and $1,687.3 million, respectively, based upon Level 2 fair value hierarchy inputs.

Revolving Credit Facilities

On March 4, 2021, the Company entered into the ABL Revolving Credit Facility and terminated the Amended Revolving Credit Facility. The ABL Revolving Credit Facility has availability up to $500.0 million, subject to a borrowing base.

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

As of April 30, 2022 and January 29, 2022, no amounts were outstanding under the ABL Revolving Credit Facility. At April 30, 2022, $438.8 million was available under the ABL Revolving Credit Facility, which is net of $61.2 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. Unamortized debt issuance costs of $4.5 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of April 30, 2022. Unamortized debt issuance costs of $4.7 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 29, 2022.

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

4. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	April 30, 2022
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$143,695	$—	$—
Investments of officers' life insurance	$—	$13,080	$—
Non-qualified deferred compensation plan	$—	$(18,151)	$—
Investment in Rover Group, Inc.	$33,133	$—	$—

	January 29, 2022
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$167,277	$—	$—
Investments of officers' life insurance	$—	$14,575	$—
Non-qualified deferred compensation plan	$—	$(17,453)	$—
Investment in Rover Group, Inc.	$32,819	$—	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $137.7 million and $158.0 million as of April 30, 2022 and January 29, 2022, respectively. Also included in the Company’s money market mutual funds balances were $6.0 million and $9.3 million as of April 30, 2022 and January 29, 2022, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

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

During the thirteen week period ended April 30, 2022, the Company amended a collaboration agreement with a vendor, and as part of the amendment the Company was granted a right to receive equity and warrants for common shares of the vendor that is subject to certain performance conditions and other contingencies. The Company evaluated the agreement under FASB Accounting Standards Codification 705-20, Consideration Received from a Vendor, and no consideration was recognized during the thirteen week period ended April 30, 2022.

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

There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen week periods ended April 30, 2022 and May 1, 2021. During the thirteen week periods ended April 30, 2022 and May 1, 2021, the Company recorded fixed asset and right-of-use asset impairment charges of $0.9 million and $1.1 million, respectively.

5. Stockholders’ Equity

Equity-Based Compensation

Equity-based compensation awards under the Company’s current incentive plan (the “2021 Equity Incentive Plan”) include restricted stock units (“RSUs,” which include performance-based stock units), restricted stock awards (“RSAs”), non-qualified stock options, and other equity compensation awards. The Company also has an employee stock purchase plan (“ESPP”).

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
RSUs and RSAs	$6,466	$6,471
Options	1,808	2,092
ESPP	297	73
Other awards	3,651	2,968
Total equity-based compensation expense	$12,222	$11,604

Activity under the 2021 Equity Incentive Plan was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, January 29, 2022	2,587	3,327
Granted	2,842	503
Vested and delivered/exercised	(553)	(44)
Forfeited/expired	(117)	(144)
Nonvested/outstanding, April 30, 2022	4,759	3,642
Unrecognized compensation expense as of April 30, 2022	$83,537	$16,446
Weighted average remaining expense period as of April 30, 2022	2.5 years	2.1 years

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

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 29, 2022	207,178
Granted	—
Forfeited	(2,855)
Outstanding, April 30, 2022	204,323
Vested, April 30, 2022	128,837

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of April 30, 2022, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $15.2 million, which is expected to be recognized over a weighted average period of 2.0 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

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

There were approximately 3.3 million and 3.6 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

6. Commitments and Contingencies

The Company is involved in legal proceedings and is subject to other claims and litigation, in each case, arising in the ordinary course of its business. The Company has made accruals with respect to certain of these matters, where appropriate, which are reflected in the Company’s consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, the Company has not made accruals because management has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these matters will have a material adverse effect on its consolidated financial statements. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the “2021 Form 10-K”). The discussion and analysis below contains certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. The risks described in this Form 10-Q and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including the section entitled “Forward-Looking Statements” in this Form 10-Q, should be carefully reviewed. All amounts herein are unaudited.

Overview

Founded in 1965, Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own partners. We have consistently set new standards in pet care while delivering comprehensive pet wellness products, services and solutions, and creating communities that deepen the pet-pet parent bond.  In recent years, we have transformed our business from a successful yet traditional retailer to a disruptive, fully integrated, omnichannel provider of holistic pet health and wellness offerings, including premium products, services and veterinary care. Through our integrated ecosystem, we provide our over 24 million total active customers with a comprehensive offering of differentiated products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico including a growing network of more than 200 in-store veterinary hospitals, our digital channel and our flexible fulfillment options.

Our multichannel, go-to-market strategy integrates our strong digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Our e-commerce site and personalized mobile app serve as hubs for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging our extensive physical network of pet care centers, we are able to offer our comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over much of our competition. The full value of our health and wellness ecosystem is realized for customers through our Vital Care membership program. From the nutrition and supplies pets need each day, to the services that keep them at optimal health, Vital Care makes it easier and more affordable for pet parents to care for their pet’s whole health all in one place.

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

Macroeconomic factors, including the prolonged COVID-19 pandemic, inflationary pressures, global supply chain constraints and global economic and geopolitical developments, have varying impacts on our results of operations that are difficult to isolate and quantify.  We cannot predict the duration or ultimate severity of these macroeconomic factors or the ultimate impact on the broader economy or our operations and liquidity. Please refer to the risk factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q.

  In regard to the COVID-19 pandemic, as an essential retailer, all of our pet care centers have remained open, some with limited or suspended services, as we are the grocery store, pharmacy, and doctor’s office for many of our nation’s pets. The pandemic has influenced certain trends that have favorably impacted our business results to date, with millions of additional new pets welcomed into homes that need to be fed, groomed and vaccinated for years to come, but the possible continued proliferation of COVID-19, and any government response thereto, increases the uncertainty regarding potential economic conditions that could impact our business in the future.

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

Non-GAAP Financial Measures

Management and our board of directors review, in addition to GAAP (as defined herein) measures, certain non-GAAP financial measures, including Adjusted EBITDA and Free Cash Flow, to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital.  Further explanations of these non-GAAP measures, along with reconciliations to their most comparable GAAP measures, are presented below under “Reconciliation of Non-GAAP Financial Measures to GAAP Measures.”

Executive Summary

Our business transformation initiatives, accelerated by an increase in pet ownership and a shift in customer preferences towards products and services focused on health and wellness, have driven strong top and bottom-line growth in our business. Comparing the thirteen weeks ended April 30, 2022 with the thirteen weeks ended May 1, 2021 (unless otherwise noted), we achieved the following results:

•	an increase in net sales from $1.41 billion to $1.48 billion, representing period-over-period growth of 4.3%;
•	comparable sales growth of 5.1%;
•	an increase in operating income from $47.7 million to $49.9 million, representing period-over-period growth of 4.6%;
•	an increase in net income attributable to Class A and B-1 common stockholders from $7.6 million to $24.7 million, representing a period-over-period improvement of 226.6%; and
•	an increase in Adjusted EBITDA from $125.7 million to $132.6 million, representing period-over-period growth of 5.4%.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Net sales	$1,475,991	$1,414,994
Cost of sales	868,317	818,009
Gross profit	607,674	596,985
Selling, general and administrative expenses	557,735	549,236
Operating income	49,939	47,749
Interest income	(20)	(21)
Interest expense	19,634	20,529
Loss on extinguishment and modification of debt	—	20,838
Other non-operating income	(314)	—
Income before income taxes and income from equity method investees	30,639	6,403
Income tax expense	10,000	2,679
Income from equity method investees	(3,163)	(2,425)
Net income	23,802	6,149
Net loss attributable to noncontrolling interest	(891)	(1,411)
Net income attributable to Class A and B-1 common stockholders	$24,693	$7,560

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Net sales	100.0%	100.0%
Cost of sales	58.8	57.8
Gross profit	41.2	42.2
Selling, general and administrative expenses	37.8	38.8
Operating income	3.4	3.4
Interest income	(0.0)	(0.0)
Interest expense	1.3	1.4
Loss on extinguishment and modification of debt	—	1.5
Other non-operating income	(0.0)	—
Income before income taxes and income from equity method investees	2.1	0.5
Income tax expense	0.7	0.3
Income from equity method investees	(0.2)	(0.2)
Net income	1.6	0.4
Net loss attributable to noncontrolling interest	(0.1)	(0.1)
Net income attributable to Class A and B-1 common stockholders	1.7%	0.5%

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Operational Data:
Comparable sales increase	5.1%	28.4%
Total pet care centers at end of period	1,427	1,453
Adjusted EBITDA (in thousands)	$132,551	$125,746

Thirteen Weeks Ended April 30, 2022 Compared with Thirteen Weeks Ended May 1, 2021

Net Sales and Comparable Sales

	Thirteen weeks ended
(dollars in thousands)	April 30, 2022	May 1, 2021	$ Change	% Change
Consumables	$685,930	$595,132	$90,798	15.3%
Supplies and companion animals	599,179	658,172	(58,993)	(9.0%)
Services and other	190,882	161,690	29,192	18.1%
Net sales	$1,475,991	$1,414,994	$60,997	4.3%

Net sales increased $61.0 million, or 4.3%, to $1.48 billion in the thirteen weeks ended April 30, 2022 compared to net sales of $1.41 billion in the thirteen weeks ended May 1, 2021, driven by a 5.1% increase in our comparable sales. Our sales growth period-over-period was driven by our strong execution and differentiated model across digital and in our pet care centers, coupled with an increase in new pet ownership and a resulting increase in sales to meet the needs of these pet parents. Net sales during the thirteen weeks ended April 30, 2022 were impacted by inflation, as we have taken selective pricing actions to offset cost increases on some vendor-supplied product.

The increase in consumables sales between the periods was driven in part by the increase in new pets, our strategic investments in customer acquisition and retention, continued expansion of our product assortment and a shift to more premium consumables. The decrease in supplies and companion animals is due in part to a strong stimulus driven thirteen week period ended May 1, 2021 and a decrease in spending on certain non-essential items.  We have experienced some softening in discretionary spend although our total merchandise mix remains strong.   The increase in services and other was due in part to the increase in new pets, growth in our membership offerings like Vital Care, and growth in our veterinary hospital business in which we now operate over 200 veterinary hospitals.

For the thirteen weeks ended April 30, 2022, pet care center merchandise delivered growth of 1.6% with strong growth in consumables. E-commerce and digital sales increased 10.5% during the thirteen weeks ended April 30, 2022, driven by strength in our online initiatives such as repeat delivery, BOPUS, ship from store and the mobile app. Services sales, which include veterinary hospitals, increased 18.9% during the thirteen weeks ended April 30, 2022, reflecting expansion of our veterinary hospital footprint and strong growth in veterinary and grooming customers.

Gross Profit

Gross profit increased $10.7 million, or 1.8%, to $607.7 million in the thirteen weeks ended April 30, 2022 compared to gross profit of $597.0 million for the thirteen weeks ended May 1, 2021. As a percentage of sales, our gross profit rate was 41.2% for the thirteen weeks ended April 30, 2022 compared with 42.2% for the thirteen weeks ended May 1, 2021. The decrease in gross profit rate between the periods was primarily due to the mix impact of strong consumables sales during the thirteen weeks ended April 30, 2022. While the strong consumables mix impacts the gross margin rate, the average consumables customer has a higher lifetime value than most other categories of customer. Sales channel impacts driven by strength in our digital, services and vet business, and moderate increases in distribution costs also contributed to the decrease in gross profit rate during the thirteen weeks ended April 30, 2022 as compared to the prior year period.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $8.5 million, or 1.5%, to $557.7 million for the thirteen weeks ended April 30, 2022 compared to $549.2 million for the thirteen weeks ended May 1, 2021. As a percentage of net sales, SG&A expenses were 37.8% for the thirteen weeks ended April 30, 2022 compared with 38.8% for the thirteen weeks ended May 1, 2021, reflecting operating leverage from net sales growth. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people. The growth was partially offset by a decrease in advertising expenses period-over-period primarily due to extensive investments that were made during the thirteen week period ended May 1, 2021 for our rebranding campaign, inclusive of a TV launch and associated advertisements.

Interest Expense

Interest expense decreased $0.9 million, or 4.4%, to $19.6 million in the thirteen weeks ended April 30, 2022 compared with $20.5 million in the thirteen weeks ended May 1, 2021. The decrease was primarily driven by quarterly principal payments on the First Lien Term Loan, which resulted in a lower outstanding balance. For more information on these obligations, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Extinguishment and Modification of Debt

Loss on extinguishment and modification of debt was $20.8 million for the thirteen weeks ended May 1, 2021. This loss was recognized in conjunction with the March 2021 refinancing of the Amended Term Loan Facility and Amended Revolving Credit Facility. There was no loss on debt extinguishment and modification for the thirteen weeks ended April 30, 2022. For more information regarding these activities, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating Income

Other non-operating income was $0.3 million for the thirteen weeks ended April 30, 2022.  This income relates to non-cash gains from the remeasurement of the fair value of our investment in Rover Group, Inc. There was no other non-operating income recognized during the thirteen weeks ended April 30, 2022.  For more information regarding this activity, refer to Note 4, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Expense

Our effective tax rate was 28.8% resulting in income tax expense of $10.0 million for the thirteen weeks ended April 30, 2022, compared to an effective tax rate of 26.2% resulting in income tax expense of $2.7 million for the thirteen weeks ended May 1, 2021. The increase in effective tax rate for the thirteen weeks ended April 30, 2022 is primarily driven by an increase in nondeductible executive compensation subject to Section 162(m) of the Internal Revenue Code.

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

Adjusted EBITDA is not a substitute for net income (loss), the most comparable GAAP measure, and is subject to a number of limitations as a financial measure, so it should be used in conjunction with GAAP financial measures and not in isolation. There can be no assurances that we will not modify the presentation of Adjusted EBITDA in the future.   In addition, other companies in our industry may define Adjusted EBITDA differently, limiting its usefulness as a comparative measure.  Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures to GAAP Measures” included in the 2021 Form 10-K for more information regarding how we define Adjusted EBITDA. The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended
(dollars in thousands)	April 30, 2022	May 1, 2021
Net income attributable to Class A and B-1 common stockholders	$24,693	$7,560
Interest expense, net	19,614	20,508
Income tax expense	10,000	2,679
Depreciation and amortization	46,967	41,607
Income from equity method investees	(3,163)	(2,425)
Loss on debt extinguishment and modification	—	20,838
Asset impairments and write offs	162	947
Equity-based compensation	12,222	11,604
Other non-operating income	(314)	—
Mexico joint venture EBITDA (1)	6,778	6,006
Store pre-opening expenses	3,359	4,029
Store closing expenses	1,860	1,103
Non-cash occupancy-related costs (2)	2,194	1,139
Acquisition-related integration costs (3)	2,236	—
Other costs (4)	5,943	10,151
Adjusted EBITDA	$132,551	$125,746
Net sales	$1,475,991	$1,414,994
Net margin (5)	1.7%	0.5%
Adjusted EBITDA Margin (5)	9.0%	8.9%

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

	Thirteen weeks ended
(dollars in thousands)	April 30, 2022	May 1, 2021
Net income	$5,133	$4,849
Depreciation	4,294	3,400
Income tax expense	2,997	2,780
Foreign currency gain	(64)	(145)
Interest expense, net	1,196	1,128
EBITDA	$13,556	$12,012
50% of EBITDA	$6,778	$6,006

(2)	Non-cash occupancy-related costs include the difference between cash and straight-line rent for all periods.
(3)

Acquisition-related integration costs include direct costs resulting from acquiring and integrating businesses. These include third-party professional and legal fees and other integration-related costs that would not have otherwise been incurred as part of the company’s operations.

(4)

Other costs include: severance; legal reserves and related fees; one-time consulting and other costs associated with our strategic transformation initiatives; discontinuation and liquidation costs; and costs related to our initial public offering and refinancing.

(5)	We define net margin as net income attributable to Class A and B-1 common stockholders divided by net sales and Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that is calculated as net cash provided by operating activities less cash paid for fixed assets. Management believes that Free Cash Flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company’s financial performance.

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
(dollars in thousands)
Net cash provided by operating activities	$57,519	$115,002
Cash paid for fixed assets	(65,910)	(47,351)
Free Cash Flow	$(8,391)	$67,651

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of April 30, 2022 was $629.7 million, inclusive of cash and cash equivalents of $190.9 million and $438.8 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirteen weeks ended
(dollars in thousands)	April 30, 2022	May 1, 2021
Total cash provided by (used in):
Operating activities	$57,519	$115,002
Investing activities	(65,910)	(47,351)
Financing activities	(15,260)	(7,213)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,651)	$60,438

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

Net cash provided by operating activities was $57.5 million in the thirteen weeks ended April 30, 2022 compared with net cash provided by operating activities of $115.0 million in the thirteen weeks ended May 1, 2021.

The decrease in operating cash flow was driven by higher payroll, bonus and fringe benefits, an increase in cash paid for inventory driven by increased sales, and an increase in cash paid for interest due to the timing of payments following the refinancing transaction that occurred in March 2021 discussed under “Sources of Liquidity” below. The decrease in operating cash flows between the periods was partially offset by working capital benefits generated by higher sales.

Investing Activities

Cash used in investing activities consists of capital expenditures, which in the thirteen weeks ended April 30, 2022 and the thirteen weeks ended May 1, 2021 primarily supported our transformation initiatives. Net cash used in investing activities was $65.9 million and $47.4 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The increase in capital expenditures between the periods was predominately due to the build-out of our veterinary hospitals, investments in digital assets and innovation in response to our sales growth.

Financing Activities

Net cash used in financing activities was $15.3 million for the thirteen weeks ended April 30, 2022, compared with $7.2 million used in financing activities in the thirteen weeks ended May 1, 2021.

Financing cash flows in the thirteen weeks ended April 30, 2022 primarily consisted of quarterly repayments on the term loan and payments for tax withholdings on stock-based awards.

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

Sources of Liquidity

On March 4, 2021, the Company completed a refinancing transaction by repaying the Amended Term Loan Facility and entering into a new $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and the ABL Revolving Credit Facility, which matures on March 4, 2026 and has availability of up to $500.0 million, subject to a borrowing base. Interest under the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted LIBOR, subject to a 0.75% floor, payable upon maturity of the LIBOR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted LIBOR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted LIBOR loan. Principal payments are $4.25 million quarterly and commenced on June 30, 2021. The terms under the ABL Revolving Credit Facility are substantially similar to those of the Amended Revolving Credit Facility.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2021 Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of April 30, 2022, we had $1,683.0 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of April 30, 2022 would have increased annual cash interest in the aggregate by approximately $17.1 million.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of April 30, 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 6, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2021 Form 10-K for information concerning risk factors. There have been no material changes with respect to the risk factors disclosed in the 2021 Form 10-K. You should carefully consider such factors, which could materially and adversely affect our business, financial condition and/or results of operations. The risks described in the 2021 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases of the Company’s Class A common stock by the Company during the first quarter of 2022:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Period

January 30, 2022 to February 28, 2022	—	—	—	—
March 1, 2022 to March 31, 2022	50,461	$19.93	—	—
April 1, 2022 to April 30, 2022	—	—	—	—
Total	50,461	$19.93	—	—

(1)	Represents shares of the Company’s Class A common stock withheld from an employee upon the vesting of restricted stock to satisfy related tax withholding obligations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1†	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Retention Award Form)

10.2†	Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form)

10.3†	Employment Letter between Petco Animal Supplies Stores, Inc. and John Zavada dated August 21, 2016

10.4†	Special Retention Bonus Agreement between Petco Animal Supplies, Inc. and John Zavada dated August 31, 2018

10.5†	Summary of severance benefits for John Zavada

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Petco Health and Wellness Company, Inc.

Date: June 9, 2022	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)