Form 10-Q
period 2022-07-30
Petco Health & Wellness Company, Inc.
filed 2022-09-02
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

The number of shares of the registrant’s Class A Common Stock outstanding as of August 30, 2022 was 227,918,486.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of August 30, 2022 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of August 30, 2022 was 37,790,781.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning expectations, beliefs plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical fact, including statements regarding: our expectations with respect to our revenue, expenses, profitability, and other operating results; our growth plans; our ability to compete effectively in the markets in which we participate; the execution on our transformation initiatives; and the impact of certain macroeconomic factors, including the prolonged COVID-19 pandemic, inflationary pressures, global supply chain constraints and global economic and geopolitical developments, on our business. Forward-looking and other statements in this Form 10-Q may also address our progress, plans, and goals with respect to sustainability initiatives, and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). Such plans and goals may change, and statements regarding such plans and goals are not guarantees or promises that they will be met. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 30, 2022	January 29, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,187	$211,602
Receivables, less allowance for credit losses ($1,393 and $931, respectively)	44,762	55,618
Merchandise inventories, net	723,336	675,111
Prepaid expenses	53,955	42,355
Other current assets	66,589	86,091
Total current assets	1,013,829	1,070,777
Fixed assets	1,872,567	1,745,691
Less accumulated depreciation	(1,101,442)	(1,018,769)
Fixed assets, net	771,125	726,922
Operating lease right-of-use assets	1,378,947	1,338,465
Goodwill	2,186,829	2,183,991
Trade name	1,025,000	1,025,000
Other long-term assets	166,702	152,786
Total assets	$6,542,432	$6,497,941
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$416,603	$403,976
Accrued salaries and employee benefits	104,222	150,630
Accrued expenses and other liabilities	220,247	210,872
Current portion of operating lease liabilities	272,089	265,897
Current portion of long-term debt and other lease liabilities	22,251	21,764
Total current liabilities	1,035,412	1,053,139
Senior secured credit facilities, net, excluding current portion	1,634,346	1,640,390
Operating lease liabilities, excluding current portion	1,135,627	1,096,133
Deferred taxes, net	326,739	318,355
Other long-term liabilities	131,162	134,105
Total liabilities	4,263,286	4,242,122
Commitments and contingencies (Notes 3 and 6)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 227.9 million and 227.2 million shares, respectively	228	227
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,103,176	2,133,821
Retained earnings	180,315	142,166
Accumulated other comprehensive loss	(4,611)	(2,238)
Total stockholders’ equity	2,279,146	2,274,014
Noncontrolling interest	—	(18,195)
Total equity	2,279,146	2,255,819
Total liabilities and equity	$6,542,432	$6,497,941

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$1,480,797	$1,434,534	$2,956,788	$2,849,528
Cost of sales	886,320	835,124	1,754,637	1,653,133
Gross profit	594,477	599,410	1,202,151	1,196,395
Selling, general and administrative expenses	544,472	525,942	1,102,207	1,075,178
Operating income	50,005	73,468	99,944	121,217
Interest income	(137)	(13)	(157)	(34)
Interest expense	21,820	19,206	41,454	39,735
Loss on extinguishment and modification of debt	—	—	—	20,838
Other non-operating loss (income)	10,259	(45,162)	9,945	(45,162)
Income before income taxes and income from equity method investees	18,063	99,437	48,702	105,840
Income tax expense	6,638	27,011	16,638	29,690
Income from equity method investees	(2,031)	(2,429)	(5,194)	(4,854)
Net income	13,456	74,855	37,258	81,004
Net loss attributable to noncontrolling interest	—	(256)	(891)	(1,667)
Net income attributable to Class A and B-1 common stockholders	$13,456	$75,111	$38,149	$82,671

Net income per Class A and B-1 common share:
Basic	$0.05	$0.28	$0.14	$0.31
Diluted	$0.05	$0.28	$0.14	$0.31

Weighted average shares used in computing net income per Class A and B-1 common share:
Basic	265,431	264,216	265,241	264,216
Diluted	265,835	265,217	265,777	265,123

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$13,456	$74,855	$37,258	$81,004
Net loss attributable to noncontrolling interest	—	(256)	(891)	(1,667)
Net income attributable to Class A and B-1 common stockholders	13,456	75,111	38,149	82,671

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(775)	789	(2,373)	3
Total other comprehensive (loss) income, net of tax	(775)	789	(2,373)	3

Comprehensive income	12,681	75,644	34,885	81,007
Comprehensive loss attributable to noncontrolling interest	—	(256)	(891)	(1,667)
Comprehensive income attributable to Class A and B-1 common stockholders	$12,681	$75,900	$35,776	$82,674

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 29, 2022	227,187	37,791	37,791	$265	$2,133,821	$142,166	$(2,238)	$2,274,014	$(18,195)	$2,255,819
Equity-based compensation expense (Note 5)	—	—	—	—	12,055	—	—	12,055	—	12,055
Net income	—	—	—	—	—	24,693	—	24,693	(891)	23,802
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,598)	(1,598)	—	(1,598)
Issuance of common stock, net of tax withholdings	291	—	—	—	(2,371)	—	—	(2,371)	—	(2,371)
Balance at April 30, 2022	227,478	37,791	37,791	$265	$2,143,505	$166,859	$(3,836)	$2,306,793	$(19,086)	$2,287,707
Equity-based compensation expense (Note 5)	—	—	—	—	13,422	—	—	13,422	—	13,422
Net income	—	—	—	—	—	13,456	—	13,456	—	13,456
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(775)	(775)	—	(775)
Investment in veterinary joint venture (Note 1)	—	—	—	—	(54,086)	—	—	(54,086)	19,086	(35,000)
Issuance of common stock, net of tax withholdings	431	—	—	1	335	—	—	336	—	336
Balance at July 30, 2022	227,909	37,791	37,791	$266	$2,103,176	$180,315	$(4,611)	$2,279,146	$—	$2,279,146

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 30, 2021	226,424	37,791	37,791	$264	$2,092,110	$(22,251)	$(1,275)	$2,068,848	$(13,583)	$2,055,265
Equity-based compensation expense (Note 5)	—	—	—	—	11,604	—	—	11,604	—	11,604
Net income	—	—	—	—	—	7,560	—	7,560	(1,411)	6,149
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(786)	(786)	—	(786)
Issuance of restricted stock awards	55	—	—	—	—	—	—	—	—	—
Balance at May 1, 2021	226,479	37,791	37,791	$264	$2,103,714	$(14,691)	$(2,061)	$2,087,226	$(14,994)	$2,072,232
Equity-based compensation expense (Note 5)	—	—	—	—	11,506	—	—	11,506	—	11,506
Net income	—	—	—	—	—	75,111	—	75,111	(256)	74,855
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	789	789	—	789
Issuance of restricted stock awards	12	—	—	—	—	—		—	—	—
Balance at July 31, 2021	226,491	37,791	37,791	$264	$2,115,220	$60,420	$(1,272)	$2,174,632	$(15,250)	$2,159,382

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Twenty-six weeks ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net income	$37,258	$81,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,570	82,845
Amortization of debt discounts and issuance costs	2,456	3,369
Provision for deferred taxes	9,216	12,691
Equity-based compensation	25,117	23,110
Impairments, write-offs and losses on sale of fixed and other assets	1,369	2,690
Loss on extinguishment and modification of debt	—	20,838
Income from equity method investees	(5,194)	(4,854)
Non-cash operating lease costs	210,946	210,490
Other non-operating loss (income)	9,945	(45,162)
Changes in assets and liabilities:
Receivables	10,856	1,937
Merchandise inventories	(48,225)	(89,784)
Prepaid expenses and other assets	(21,932)	3,294
Accounts payable and book overdrafts	12,626	74,466
Accrued salaries and employee benefits	(37,345)	(6,017)
Accrued expenses and other liabilities	5,148	51,145
Operating lease liabilities	(205,884)	(220,655)
Other long-term liabilities	(1,839)	997
Net cash provided by operating activities	100,088	202,404
Cash flows from investing activities:
Cash paid for fixed assets	(136,190)	(99,883)
Cash paid for acquisitions, net of cash acquired	(2,888)	(2,807)
Cash paid for interest in veterinary joint venture	(35,000)	—
Proceeds from sale of assets	2,127	105
Net cash used in investing activities	(171,951)	(102,585)
Cash flows from financing activities:
Borrowings under long-term debt agreements	4,000	1,700,000
Repayments of long-term debt	(12,500)	(1,682,361)
Debt refinancing costs	—	(24,665)
Payments for finance lease liabilities	(2,964)	(2,044)
Proceeds from employee stock purchase plan and stock option exercises	2,591	1,721
Tax withholdings on stock-based awards	(13,461)	—
Payment of offering costs	—	(3,844)
Net cash used in financing activities	(22,334)	(11,193)
Net (decrease) increase in cash, cash equivalents and restricted cash	(94,197)	88,626
Cash, cash equivalents and restricted cash at beginning of year	221,890	119,540
Cash, cash equivalents and restricted cash at end of year	$127,693	$208,166
Supplemental cash flow disclosures:
Interest paid, net	$35,631	$29,463
Capitalized interest	$371	$181
Income taxes paid	$5,461	$5,195
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$41,343	$28,105

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

Veterinary Joint Venture

The Company previously held a 50% investment in a joint venture with a domestic partner to build and operate veterinary clinics in Petco locations. The joint venture was a variable interest entity for which the Company was the primary beneficiary, and accordingly, the joint venture’s results of operations and statements of financial position are included in the Company’s consolidated financial statements. In May 2022, the Company completed the purchase of the remaining 50% of the issued and outstanding membership interests of the joint venture, which is now a wholly owned subsidiary of the Company, for cash consideration of $35.0 million. Direct transaction costs related to this purchase were not material.

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

	July 30, 2022	January 29, 2022
Cash and cash equivalents	$125,187	$211,602
Restricted cash included in other current assets	2,506	10,288
Total cash, cash equivalents and restricted cash in the statement of cash flows	$127,693	$221,890

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

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Consumables	$687,068	$611,946	$1,372,998	$1,207,078
Supplies and companion animals	600,711	663,572	1,199,890	1,321,744
Services and other	193,018	159,016	383,900	320,706
Net sales	$1,480,797	$1,434,534	$2,956,788	$2,849,528

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

As of July 30, 2022, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

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

As of July 30, 2022, the outstanding principal balance of the First Lien Term Loan was $1,678.8 million ($1,655.5 million, net of the unamortized discount and debt issuance costs). As of January 29, 2022, the outstanding principal balance of the First Lien Term Loan was $1,687.3 million ($1,662.1 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 5.6% and 4.1% as of July 30, 2022 and January 29, 2022, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of July 30, 2022 and January 29, 2022, the estimated fair value of the First Lien Term Loan was approximately $1,624.2 million and $1,687.3 million, respectively, based upon Level 2 fair value hierarchy inputs.

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

As of July 30, 2022 and January 29, 2022, no amounts were outstanding under the ABL Revolving Credit Facility. At July 30, 2022, $443.9 million was available under the ABL Revolving Credit Facility, which is net of $56.1 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. Unamortized debt issuance costs of $4.2 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of July 30, 2022. Unamortized debt issuance costs of $4.7 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 29, 2022.

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

4. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	July 30, 2022
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$60,418	$—	$—
Investments of officers' life insurance	$—	$13,210	$—
Non-qualified deferred compensation plan	$—	$(18,206)	$—
Investment in Rover Group, Inc.	$22,874	$—	$—

	January 29, 2022
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$167,277	$—	$—
Investments of officers' life insurance	$—	$14,575	$—
Non-qualified deferred compensation plan	$—	$(17,453)	$—
Investment in Rover Group, Inc.	$32,819	$—	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $59.5 million and $158.0 million as of July 30, 2022 and January 29, 2022, respectively. Also included in the Company’s money market mutual funds balances were $0.9 million and $9.3 million as of July 30, 2022 and January 29, 2022, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

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

In February 2022, the Company amended a collaboration agreement with a vendor, and as part of the amendment the Company was granted a right to receive equity and warrants for common shares of the vendor that is subject to certain performance conditions and other contingencies. The Company evaluated the agreement under FASB Accounting Standards Codification 705-20, Consideration Received from a Vendor, and no material consideration was recognized during the twenty-six week period ended July 30, 2022.

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

There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen or twenty-six week periods ended July 30, 2022 and July 31, 2021. During the thirteen and twenty-six week periods ended July 30, 2022, the Company recorded fixed asset and right-of-use asset impairment charges of $0.2 million and $1.0 million, respectively. During the thirteen and twenty-six week periods ended July 31, 2021, the Company recorded fixed asset and right-of-use asset impairment charges of $1.4 million and $2.5 million, respectively.

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

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
RSUs and RSAs	$8,690	$6,353	$15,157	$12,825
Options	2,038	2,045	3,846	4,137
ESPP	315	317	612	390
Other awards	1,852	2,791	5,502	5,758
Total equity-based compensation expense	$12,895	$11,506	$25,117	$23,110

Activity under the 2021 Equity Incentive Plan was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, January 29, 2022	2,587	3,327
Granted	4,470	503
Vested and delivered/exercised	(986)	(45)
Forfeited/expired	(431)	(266)
Nonvested/outstanding, July 30, 2022	5,640	3,519
Unrecognized compensation expense as of July 30, 2022	$90,555	$13,866
Weighted average remaining expense period as of July 30, 2022	2.4 Years	1.9 Years

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

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 29, 2022	207,178
Granted	—
Forfeited	(4,685)
Outstanding, July 30, 2022	202,493
Vested, July 30, 2022	142,540

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of July 30, 2022, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $13.2 million, which is expected to be recognized over a weighted average period of 1.7 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

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

There were approximately 5.3 million and 3.4 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.

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

Overview

Founded in 1965, Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own partners. We have consistently set new standards in pet care while delivering comprehensive pet wellness products, services and solutions, and creating communities that deepen the pet-pet parent bond. In recent years, we have transformed our business from a successful yet traditional retailer to a disruptive, fully integrated, omnichannel provider of holistic pet health and wellness offerings, including premium products, services, and veterinary care. Through our integrated ecosystem, we provide our over 24 million total active customers with a comprehensive offering of differentiated products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, including a growing network of more than 200 in-store veterinary hospitals, our digital channel, and our flexible fulfillment options.

Our multicategory, go-to-market strategy integrates our strong digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Our e-commerce site and personalized mobile app serve as hubs for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging our extensive physical network of pet care centers, we are able to offer our comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over much of our competition. The full value of our health and wellness ecosystem is realized for customers through our Vital Care membership program. From the nutrition and supplies pets need each day, to the services that keep them at optimal health, Vital Care makes it easier and more affordable for pet parents to care for their pet’s whole health all in one place. Vital Care memberships are at the top of our integrated loyalty programs, followed by our perks program that provides rewards for frequent purchasing and our Pals Rewards loyalty program.

We strive to be a truly unique company, one that is saving and improving millions of pet lives and tangibly improving the lives of pet parents and the partners who work for us, while at the same time executing our differentiated strategy with excellence. In tandem with Petco Love (formerly the Petco Foundation), an independent nonprofit organization, we work with and support thousands of local animal welfare groups across the country and, through in-store adoption events, we have helped find homes for more than 6.6 million animals.

Macroeconomic factors, including the prolonged COVID-19 pandemic, inflationary pressures, supply chain constraints and global economic and geopolitical developments, have varying impacts on our results of operations that are difficult to isolate and quantify. We cannot predict the duration or ultimate severity of these macroeconomic factors or the ultimate impact on the broader economy or our operations and liquidity. Please refer to the risk factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q.

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

Non-GAAP Financial Measures

Management and our board of directors review, in addition to GAAP (as defined herein) measures, certain non-GAAP financial measures, including Adjusted EBITDA, and Free Cash Flow, to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital.  Further explanations of these non-GAAP measures, along with reconciliations to their most comparable GAAP measures, are presented below under “Reconciliation of Non-GAAP Financial Measures to GAAP Measures.”

Executive Summary

Our business transformation initiatives, accelerated by an increase in pet ownership and a shift in customer preferences towards products and services focused on health and wellness, have driven strong results in our business. Comparing the thirteen weeks ended July 30, 2022 with the thirteen weeks ended July 31, 2021 (unless otherwise noted), our results included the following:

•	an increase in net sales from $1.43 billion to $1.48 billion, representing period-over-period growth of 3.2%;
•	comparable sales growth of 3.8%;
•	a decrease in operating income from $73.5 million to $50.0 million, representing a period-over-period decrease of 31.9%;
•

a decrease in net income attributable to Class A and B-1 common stockholders from $75.1 million to $13.5 million, representing a period-over-period decrease of 82.1%, which was inclusive of a $55.4 million lower remeasurement of the fair value of an investment in securities and $10.9 million of integration-related costs related to the purchase of the remaining stake in our veterinary joint venture; and

•	a decrease in Adjusted EBITDA from $155.1 million to $142.0 million, representing a period-over-period decrease of 8.5%.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$1,480,797	$1,434,534	$2,956,788	$2,849,528
Cost of sales	886,320	835,124	1,754,637	1,653,133
Gross profit	594,477	599,410	1,202,151	1,196,395
Selling, general and administrative expenses	544,472	525,942	1,102,207	1,075,178
Operating income	50,005	73,468	99,944	121,217
Interest income	(137)	(13)	(157)	(34)
Interest expense	21,820	19,206	41,454	39,735
Loss on extinguishment and modification of debt	—	—	—	20,838
Other non-operating loss (income)	10,259	(45,162)	9,945	(45,162)
Income before income taxes and income from equity method investees	18,063	99,437	48,702	105,840
Income tax expense	6,638	27,011	16,638	29,690
Income from equity method investees	(2,031)	(2,429)	(5,194)	(4,854)
Net income	13,456	74,855	37,258	81,004
Net loss attributable to noncontrolling interest	—	(256)	(891)	(1,667)
Net income attributable to Class A and B-1 common stockholders	$13,456	$75,111	$38,149	$82,671

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.9	58.2	59.3	58.0
Gross profit	40.1	41.8	40.7	42.0
Selling, general and administrative expenses	36.8	36.7	37.3	37.7
Operating income	3.3	5.1	3.4	4.3
Interest income	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	1.4	1.3	1.5	1.4
Loss on extinguishment and modification of debt	—	—	—	0.7
Other non-operating loss (income)	0.7	(3.1)	0.3	(1.5)
Income before income taxes and income from equity method investees	1.2	6.9	1.6	3.7
Income tax expense	0.4	1.9	0.5	1.1
Income from equity method investees	(0.1)	(0.2)	(0.2)	(0.2)
Net income	0.9	5.2	1.3	2.8
Net loss attributable to noncontrolling interest	—	(0.0)	(0.0)	(0.1)
Net income attributable to Class A and B-1 common stockholders	0.9%	5.2%	1.3%	2.9%

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operational Data:
Comparable sales increase	3.8%	19.7%	4.4%	23.9%
Total pet care centers at end of period	1,428	1,451	1,428	1,451
Adjusted EBITDA (in thousands)	$141,955	$155,073	$274,506	$280,819

Thirteen and Twenty-six Weeks Ended July 30, 2022 Compared with Thirteen and Twenty-six Weeks Ended July 31, 2021

Net Sales and Comparable Sales

	Thirteen weeks ended				Twenty-six weeks ended
(dollars in thousands)	July 30, 2022	July 31, 2021	$ Change	% Change	July 30, 2022	July 31, 2021	$ Change	% Change
Consumables	$687,068	$611,946	$75,122	12.3%	$1,372,998	$1,207,078	$165,920	13.7%
Supplies and companion animals	600,711	663,572	(62,861)	(9.5%)	1,199,890	1,321,744	(121,854)	(9.2%)
Services and other	193,018	159,016	34,002	21.4%	383,900	320,706	63,194	19.7%
Net sales	$1,480,797	$1,434,534	$46,263	3.2%	$2,956,788	$2,849,528	$107,260	3.8%

Net sales increased $46.3 million, or 3.2%, to $1.48 billion in the thirteen weeks ended July 30, 2022 compared to net sales of $1.43 billion in the thirteen weeks ended July 31, 2021, driven by a 3.8% increase in our comparable sales. Net sales increased $107.3 million, or 3.8%, to $2.96 billion in the twenty-six weeks ended July 30, 2022 compared to net sales of $2.85 billion in the twenty-six weeks ended July 31, 2021, driven by a 4.4% increase in our comparable sales. Our sales growth period-over-period was driven by our strong execution and differentiated model across digital and in our pet care centers and continued growth in our active customer base. Our total sales mix remains strong, led by continued momentum in consumables and services, whose customers shop more frequently and have among our highest long-term value. This growth is slightly offset by a decrease in supplies and companion animals driven by softening in discretionary spend associated with the current inflationary macroeconomic environment and the lapping of a stimulus-driven prior year. We have made certain pricing actions to offset cost increases during the twenty-six weeks ended July 30, 2022.

The increase in consumables sales between the periods was driven in part by the increase in new pets, our strategic investments in customer acquisition and retention, continued expansion of our product assortment and a shift to more premium consumables, as well as fresh and frozen food. The decrease in supplies and companion animals is due in part to a strong stimulus driven twenty-six week period ended July 31, 2021 and a decrease in spending on certain non-essential items. The increase in services and other was due in part to the increase in new pets, growth in our membership offerings like Vital Care, and growth in our veterinary hospital business in which we now operate over 200 veterinary hospitals – an increase of over 50 since July 31, 2021.

For the thirteen and twenty-six weeks ended July 30, 2022, pet care center merchandise delivered growth of 0.5% and 1.1%, respectively, led by strong growth in consumables. E-commerce and digital sales increased 9.8% and 10.2% during the thirteen and twenty-six weeks ended July 30, 2022, respectively, driven by strength in our online initiatives such as repeat delivery, buy online pick up in-store (“BOPUS”), ship from store, and same day delivery. Services sales, which include veterinary hospitals, increased 13.1% and 15.9% during the thirteen and twenty-six weeks ended July 30, 2022, respectively, reflecting expansion of our veterinary hospital footprint and strong growth in veterinary and grooming customers.

Gross Profit

Gross profit decreased $4.9 million, or 0.8%, to $594.5 million in the thirteen weeks ended July 30, 2022 compared to gross profit of $599.4 million for the thirteen weeks ended July 31, 2021. As a percentage of sales, our gross profit rate was 40.1% for the thirteen weeks ended July 30, 2022 compared with 41.8% for the thirteen weeks ended July 31, 2021. Gross profit increased $5.8 million, or 0.5%, to $1,202.2 million in the twenty-six weeks ended July 30, 2022 compared to gross profit of $1,196.4 million for the twenty-six weeks ended July 31, 2021. As a percentage of sales, our gross profit rate was 40.7% for the twenty-six weeks ended July 30, 2022 compared with 42.0% for the twenty-six weeks ended July 31, 2021. The decrease in gross profit rate between the periods was primarily due to the mix impact of strong consumables sales and lower supplies and companion animal sales during the thirteen and twenty-six weeks ended July 30, 2022. While the strong consumables mix impacts the gross margin rate, the average consumables customer has a higher lifetime value than most other categories of customer. Sales channel impacts driven by strength in our digital and services business, moderate increases in distribution costs, and one-time integration costs relating to the purchase of the remaining stake in our veterinary joint venture also contributed to the decrease in gross profit rate during the thirteen and twenty-six weeks ended July 30, 2022 as compared to the prior year periods.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $18.5 million, or 3.5%, to $544.5 million for the thirteen weeks ended July 30, 2022 compared to $525.9 million for the thirteen weeks ended July 31, 2021. As a percentage of net sales, SG&A expenses were 36.8% for the thirteen weeks ended July 30, 2022 compared with 36.7% for the thirteen weeks ended July 31, 2021. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people, along with higher variable costs on increased sales and integration costs relating to the purchase of the remaining stake in our veterinary joint venture.

SG&A expenses increased $27.0 million, or 2.5%, to $1,102.2 million for the twenty-six weeks ended July 30, 2022 compared to $1,075.2 million for the twenty-six weeks ended July 31, 2021. As a percentage of net sales, SG&A expenses were 37.3% for the twenty-six weeks ended July 30, 2022 compared with 37.7% for the twenty-six weeks ended July 31, 2021, reflecting operating leverage from net sales growth. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people and was partially offset by a decrease in advertising expenses, primarily due to investments that were made during the twenty-six week period ended July 31, 2021 for our rebranding campaign, inclusive of a TV launch and associated advertisements.

Interest Expense

Interest expense increased $2.6 million, or 13.6%, to $21.8 million in the thirteen weeks ended July 30, 2022 compared with $19.2 million in the thirteen weeks ended July 31, 2021. Interest expense increased $1.8 million, or 4.3%, to $41.5 million in the twenty-six weeks ended July 30, 2022 compared with $39.7 million in the twenty-six weeks ended July 31, 2021. The increase was primarily driven by higher interest rates on the First Lien Term Loan. For more information on these obligations, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Extinguishment and Modification of Debt

Loss on extinguishment and modification of debt was $20.8 million for the twenty-six weeks ended July 31, 2021. This loss was recognized in conjunction with the March 2021 refinancing of the Amended Term Loan Facility and Amended Revolving Credit Facility. There was no loss on debt extinguishment and modification for the thirteen weeks ended July 31, 2021 or the thirteen and twenty-six weeks ended July 30, 2022. For more information regarding these activities, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating Loss (Income)

Other non-operating loss was $10.3 million and $10.0 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. Other non-operating income was $45.2 million for both the thirteen and twenty-six weeks ended July 31, 2021. These losses and gains relate to non-cash remeasurements of the fair value of our investment in Rover Group, Inc. For more information regarding this activity, refer to Note 4, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Expense

Our effective tax rates were 32.9% and 30.3% resulting in income tax expense of $6.6 million and $16.6 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively, compared to effective tax rates of 26.5% and 26.4% resulting in income tax expense of $27.0 million and $29.7 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively. The increase in effective tax rates for the thirteen and twenty-six weeks ended July 30, 2022 is primarily driven by the impact of lower pretax earnings and an increase in nondeductible executive compensation subject to Section 162(m) of the Internal Revenue Code.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income attributable to Class A and B-1 common stockholders	$13,456	$75,111	$38,149	$82,671
Interest expense, net	21,683	19,193	41,297	39,701
Income tax expense	6,638	27,011	16,638	29,690
Depreciation and amortization	48,603	41,238	95,570	82,845
Income from equity method investees	(2,031)	(2,429)	(5,194)	(4,854)
Loss on debt extinguishment and modification	—	—	—	20,838
Asset impairments and write offs	1,207	1,743	1,369	2,690
Equity-based compensation	12,895	11,506	25,117	23,110
Other non-operating loss (income)	10,259	(45,162)	9,945	(45,162)
Mexico joint venture EBITDA (1)	6,501	5,856	13,279	11,862
Store pre-opening expenses	3,803	3,488	7,162	7,517
Store closing expenses	881	962	2,741	2,065
Non-cash occupancy-related costs (2)	2,286	2,885	4,480	4,024
Acquisition-related integration costs (3)	10,859	—	13,095	—
Other costs (4)	4,915	13,671	10,858	23,822
Adjusted EBITDA	$141,955	$155,073	$274,506	$280,819
Net sales	$1,480,797	$1,434,534	$2,956,788	$2,849,528
Net margin (5)	0.9%	5.2%	1.3%	2.9%
Adjusted EBITDA Margin (5)	9.6%	10.8%	9.3%	9.9%

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$4,064	$4,864	$9,197	$9,713
Depreciation	4,711	3,401	9,005	6,801
Income tax expense	2,390	2,631	5,387	5,411
Foreign currency loss (gain)	444	(342)	380	(487)
Interest expense, net	1,392	1,158	2,588	2,286
EBITDA	$13,001	$11,712	$26,557	$23,724
50% of EBITDA	$6,501	$5,856	$13,279	$11,862

(2)	Non-cash occupancy-related costs include the difference between cash and straight-line rent for all periods.

(3)

Acquisition-related integration costs include direct costs resulting from acquiring and integrating businesses. These include third-party professional and legal fees and other integration-related costs that would not have otherwise been incurred as part of the Company’s operations. For the thirteen weeks ended July 30, 2022, approximately $6.7 million of integration costs were recorded in cost of sales and $4.1 million of integration costs were recorded in selling, general and administrative expenses relating to the purchase of the remaining stake in our veterinary joint venture. For the twenty-six weeks ended July 30, 2022, approximately $6.7 million of integration costs were recorded in cost of sales and $6.4 million of integration costs were recorded in selling, general and administrative expenses relating to the purchase of the remaining stake in our veterinary joint venture.

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Twenty-six weeks ended
	July 30, 2022	July 31, 2021
(dollars in thousands)
Net cash provided by operating activities	$100,088	$202,404
Cash paid for fixed assets	(136,190)	(99,883)
Free Cash Flow	$(36,102)	$102,521

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of July 30, 2022 was $569.1 million, inclusive of cash and cash equivalents of $125.2 million and $443.9 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Twenty-six weeks ended
(dollars in thousands)	July 30, 2022	July 31, 2021
Total cash provided by (used in):
Operating activities	$100,088	$202,404
Investing activities	(171,951)	(102,585)
Financing activities	(22,334)	(11,193)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(94,197)	$88,626

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

Net cash provided by operating activities was $100.1 million in the twenty-six weeks ended July 30, 2022 compared with net cash provided by operating activities of $202.4 million in the twenty-six weeks ended July 31, 2021. The decrease in operating cash flow was due to lower operating income, an increase in cash paid for inventory, and payouts of prior year accrued incentive bonuses. This was partially offset by working capital benefit generated by higher sales as well as lower cash payments on operating leases due to the timing of rent payments.

Investing Activities

Cash used in investing activities consists of capital expenditures, which in the twenty-six weeks ended July 30, 2022 and the twenty-six weeks ended July 31, 2021 primarily supported our transformation initiatives. Net cash used in investing activities was $172.0 million and $102.6 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. The increase in capital expenditures between the periods was predominantly due to the build-out of our veterinary hospitals, investments in digital assets and innovation in response to our sales growth. In addition, in May 2022, we completed the purchase of the remaining 50% stake in our veterinary joint venture for $35.0 million, which is now a wholly owned subsidiary.

Financing Activities

Net cash used in financing activities was $22.3 million for the twenty-six weeks ended July 30, 2022, compared with $11.2 million used in financing activities in the twenty-six weeks ended July 31, 2021.

Financing cash flows in the twenty-six weeks ended July 30, 2022 primarily consisted of quarterly repayments on the term loan and payments for tax withholdings on stock-based awards.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of July 30, 2022, we had $1,678.8 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of July 30, 2022 would have increased annual cash interest in the aggregate by approximately $17.0 million.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of July 30, 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 30, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1†	Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.

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

Petco Health and Wellness Company, Inc.

Date: September 2, 2022	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)