Form 10-Q
period 2022-10-29
Petco Health & Wellness Company, Inc.
filed 2022-12-08
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

The number of shares of the registrant’s Class A Common Stock outstanding as of December 6, 2022 was 228,129,255.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of December 6, 2022 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of December 6, 2022 was 37,790,781.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning expectations, beliefs plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical fact, including statements regarding: our expectations with respect to our revenue, expenses, profitability, and other operating results; our growth plans; our ability to compete effectively in the markets in which we participate; the execution on our transformation initiatives; and the impact of certain macroeconomic factors, including inflationary pressures, global supply chain constraints and global economic and geopolitical developments, on our business. Forward-looking and other statements in this Form 10-Q may also address our progress, plans, and goals with respect to sustainability initiatives, and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). Such plans and goals may change, and statements regarding such plans and goals are not guarantees or promises that they will be met. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Forward-looking statements are subject to many risks, uncertainties and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Form 10-Q as well as the following: (i) increased competition (including from multi-channel retailers and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflict in Ukraine), health crises, and pandemics; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; and (xx) the other risks, uncertainties and other factors referred to under “Risk Factors” and identified elsewhere in this Form 10-Q and our other filings with the SEC. The occurrence of any such factors could significantly alter the results set forth in these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 29, 2022	January 29, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,731	$211,602
Receivables, less allowance for credit losses ($1,140 and $931, respectively)	46,446	55,618
Merchandise inventories, net	723,424	675,111
Prepaid expenses	43,708	42,355
Other current assets	56,724	86,091
Total current assets	1,019,033	1,070,777
Fixed assets	1,937,804	1,745,691
Less accumulated depreciation	(1,146,217)	(1,018,769)
Fixed assets, net	791,587	726,922
Operating lease right-of-use assets	1,378,336	1,338,465
Goodwill	2,191,891	2,183,991
Trade name	1,025,000	1,025,000
Other long-term assets	171,045	152,786
Total assets	$6,576,892	$6,497,941
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$384,595	$403,976
Accrued salaries and employee benefits	125,113	150,630
Accrued expenses and other liabilities	220,055	210,872
Current portion of operating lease liabilities	304,789	265,897
Current portion of long-term debt and other lease liabilities	22,645	21,764
Total current liabilities	1,057,197	1,053,139
Senior secured credit facilities, net, excluding current portion	1,631,335	1,640,390
Operating lease liabilities, excluding current portion	1,131,081	1,096,133
Deferred taxes, net	298,380	318,355
Other long-term liabilities	130,990	134,105
Total liabilities	4,248,983	4,242,122
Commitments and contingencies (Notes 3 and 6)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 227.9 million and 227.2 million shares, respectively	228	227
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,131,930	2,133,821
Retained earnings	200,235	142,166
Accumulated other comprehensive loss	(4,522)	(2,238)
Total stockholders’ equity	2,327,909	2,274,014
Noncontrolling interest	—	(18,195)
Total equity	2,327,909	2,255,819
Total liabilities and equity	$6,576,892	$6,497,941

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$1,501,220	$1,443,264	$4,458,008	$4,292,792
Cost of sales	903,543	848,555	2,658,180	2,501,688
Gross profit	597,677	594,709	1,799,828	1,791,104
Selling, general and administrative expenses	549,622	532,760	1,651,829	1,607,938
Operating income	48,055	61,949	147,999	183,166
Interest income	(130)	(18)	(287)	(53)
Interest expense	27,307	18,769	68,761	58,504
Loss on extinguishment and modification of debt	—	—	—	20,838
Other non-operating (income) loss	(576)	(19,773)	9,369	(64,934)
Income before income taxes and income from equity method investees	21,454	62,971	70,156	168,811
Income tax expense	4,161	14,095	20,799	43,784
Income from equity method investees	(2,627)	(2,637)	(7,821)	(7,490)
Net income	19,920	51,513	57,178	132,517
Net loss attributable to noncontrolling interest	—	(1,239)	(891)	(2,906)
Net income attributable to Class A and B-1 common stockholders	$19,920	$52,752	$58,069	$135,423

Net income per Class A and B-1 common share:
Basic	$0.07	$0.20	$0.22	$0.51
Diluted	$0.07	$0.20	$0.22	$0.51

Weighted average shares used in computing net income per Class A and B-1 common share:
Basic	265,689	264,228	265,390	264,220
Diluted	265,935	265,322	265,824	265,189

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$19,920	$51,513	$57,178	$132,517
Net loss attributable to noncontrolling interest	—	(1,239)	(891)	(2,906)
Net income attributable to Class A and B-1 common stockholders	19,920	52,752	58,069	135,423

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	89	(1,056)	(2,284)	(1,053)
Total other comprehensive income (loss), net of tax	89	(1,056)	(2,284)	(1,053)

Comprehensive income	20,009	50,457	54,894	131,464
Comprehensive loss attributable to noncontrolling interest	—	(1,239)	(891)	(2,906)
Comprehensive income attributable to Class A and B-1 common stockholders	$20,009	$51,696	$55,785	$134,370

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 29, 2022	227,187	37,791	37,791	$265	$2,133,821	$142,166	$(2,238)	$2,274,014	$(18,195)	$2,255,819
Equity-based compensation expense (Note 5)	—	—	—	—	12,055	—	—	12,055	—	12,055
Net income	—	—	—	—	—	24,693	—	24,693	(891)	23,802
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,598)	(1,598)	—	(1,598)
Issuance of common stock, net of tax withholdings	291	—	—	—	(2,371)	—	—	(2,371)	—	(2,371)
Balance at April 30, 2022	227,478	37,791	37,791	$265	$2,143,505	$166,859	$(3,836)	$2,306,793	$(19,086)	$2,287,707
Equity-based compensation expense (Note 5)	—	—	—	—	13,422	—	—	13,422	—	13,422
Net income	—	—	—	—	—	13,456	—	13,456	—	13,456
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(775)	(775)	—	(775)
Investment in veterinary joint venture (Note 1)	—	—	—	—	(54,086)	—	—	(54,086)	19,086	(35,000)
Issuance of common stock, net of tax withholdings	431	—	—	1	335	—	—	336	—	336
Balance at July 30, 2022	227,909	37,791	37,791	$266	$2,103,176	$180,315	$(4,611)	$2,279,146	$—	$2,279,146
Equity-based compensation expense (Note 5)	—	—	—	—	16,069	—	—	16,069	—	16,069
Net income	—	—	—	—	—	19,920	—	19,920	—	19,920
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	89	89	—	89
Deferred tax effect of investment in veterinary joint venture (Note 1)	—	—	—	—	12,807	—	—	12,807	—	12,807
Issuance of common stock, net of tax withholdings	34	—	—	—	(122)	—	—	(122)	—	(122)
Balance at October 29, 2022	227,943	37,791	37,791	$266	$2,131,930	$200,235	$(4,522)	$2,327,909	$—	$2,327,909

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 30, 2021	226,424	37,791	37,791	$264	$2,092,110	$(22,251)	$(1,275)	$2,068,848	$(13,583)	$2,055,265
Equity-based compensation expense (Note 5)	—	—	—	—	11,604	—	—	11,604	—	11,604
Net income	—	—	—	—	—	7,560	—	7,560	(1,411)	6,149

Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(786)	(786)	—	(786)
Issuance of restricted stock awards	55	—	—	—	—	—	—	—	—	—
Balance at May 1, 2021	226,479	37,791	37,791	$264	$2,103,714	$(14,691)	$(2,061)	$2,087,226	$(14,994)	$2,072,232
Equity-based compensation expense (Note 5)	—	—	—	—	11,506	—	—	11,506	—	11,506
Net income	—	—	—	—	—	75,111	—	75,111	(256)	74,855
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	789	789	—	789
Issuance of common stock	12	—	—	—	—	—		—	—	—
Balance at July 31, 2021	226,491	37,791	37,791	$264	$2,115,220	$60,420	$(1,272)	$2,174,632	$(15,250)	$2,159,382
Equity-based compensation expense (Note 5)	—	—	—	—	11,087	—	—	11,087	—	11,087
Net income	—	—	—	—	—	52,752	—	52,752	(1,239)	51,513
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,056)	(1,056)	—	(1,056)
Issuance of common stock, net of tax withholdings	1	—	—	—	(13)	—		(13)	—	(13)
Balance at October 30, 2021	226,492	37,791	37,791	$264	$2,126,294	$113,172	$(2,328)	$2,237,402	$(16,489)	$2,220,913

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirty-nine weeks ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net income	$57,178	$132,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,599	125,637
Amortization of debt discounts and issuance costs	3,694	4,579
Provision for deferred taxes	(6,413)	28,523
Equity-based compensation	40,892	36,491
Impairments, write-offs and losses on sale of fixed and other assets	2,299	5,918
Loss on extinguishment and modification of debt	—	20,838
Income from equity method investees	(7,821)	(7,490)
Non-cash operating lease costs	316,492	315,930
Other non-operating loss (income)	9,369	(64,934)
Changes in assets and liabilities:
Receivables	9,171	(3,652)
Merchandise inventories	(48,314)	(105,682)
Prepaid expenses and other assets	(2,536)	(8,053)
Accounts payable and book overdrafts	(19,381)	47,973
Accrued salaries and employee benefits	(16,160)	27,673
Accrued expenses and other liabilities	12,110	45,437
Operating lease liabilities	(282,954)	(314,620)
Other long-term liabilities	(1,762)	1,359
Net cash provided by operating activities	209,463	288,444
Cash flows from investing activities:
Cash paid for fixed assets	(212,074)	(164,330)
Cash paid for acquisitions, net of cash acquired	(7,750)	(3,545)
Cash paid for interest in veterinary joint venture	(35,000)	—
Proceeds from sale of assets	2,127	105
Net cash used in investing activities	(252,697)	(167,770)
Cash flows from financing activities:
Borrowings under long-term debt agreements	123,000	1,700,000
Repayments of long-term debt	(135,750)	(1,686,611)
Debt refinancing costs	—	(24,665)
Payments for finance lease liabilities	(4,174)	(2,650)
Proceeds from employee stock purchase plan and stock option exercises	3,472	2,920
Tax withholdings on stock-based awards	(13,581)	(13)
Payment of offering costs	—	(3,844)
Net cash used in financing activities	(27,033)	(14,863)
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,267)	105,811
Cash, cash equivalents and restricted cash at beginning of period	221,890	119,540
Cash, cash equivalents and restricted cash at end of period	$151,623	$225,351
Supplemental cash flow disclosures:
Interest paid, net	$59,608	$47,006
Capitalized interest	$954	$642
Income taxes paid	$9,598	$13,718
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$33,107	$36,623

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

Veterinary Joint Venture

The Company previously held a 50% investment in a joint venture with a domestic partner to build and operate veterinary clinics in Petco locations. The joint venture was a variable interest entity for which the Company was the primary beneficiary, and accordingly, the joint venture’s results of operations and statements of financial position are included in the Company’s consolidated financial statements. In May 2022, the Company completed the purchase of the remaining 50% of the issued and outstanding membership interests of the joint venture, which is now a wholly owned subsidiary of the Company, for cash consideration of $35.0 million. Direct transaction costs related to this purchase were not material. During the third quarter of fiscal 2022, the tax effects of the purchase were finalized, which resulted in a redetermination of the related deferred tax balances in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes.

Derivative Instruments

In November 2022, the Company entered into a series of interest rate cap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability when the three-month Secured Overnight Financing Rate as published by CME Group exceeds 4.5%. The interest rate caps are forward-starting with an effective date of December 30, 2022 and expire on December 31, 2024.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	October 29, 2022	January 29, 2022
Cash and cash equivalents	$148,731	$211,602
Restricted cash included in other current assets	2,892	10,288
Total cash, cash equivalents and restricted cash in the statement of cash flows	$151,623	$221,890

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition from LIBOR. As a result of the reference rate reform initiative, certain widely used reference rates such as LIBOR are expected to be discontinued. The guidance is designed to simplify how entities account for contracts, such as receivables, debt, leases, derivative instruments and hedging, that are modified to replace LIBOR or other benchmark interest rates with new rates. The guidance is effective upon issuance and may be applied through December 31, 2022. The Company is currently evaluating the impact of this accounting standard, but does not expect for it to have a material impact on the consolidated financial statements and related disclosures.

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Consumables	$720,512	$643,125	$2,093,510	$1,850,203
Supplies and companion animals	575,259	635,278	1,775,149	1,957,022
Services and other	205,449	164,861	589,349	485,567
Net sales	$1,501,220	$1,443,264	$4,458,008	$4,292,792

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

As of October 29, 2022, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

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

As of October 29, 2022, the outstanding principal balance of the First Lien Term Loan was $1,674.5 million ($1,652.2 million, net of the unamortized discount and debt issuance costs). As of January 29, 2022, the outstanding principal balance of the First Lien Term Loan was $1,687.3 million ($1,662.1 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 7.0% and 4.1% as of October 29, 2022 and January 29, 2022, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of October 29, 2022 and January 29, 2022, the estimated fair value of the First Lien Term Loan was approximately $1,611.7 million and $1,687.3 million, respectively, based upon Level 2 fair value hierarchy inputs.

Revolving Credit Facilities

On March 4, 2021, the Company entered into the ABL Revolving Credit Facility and terminated the Amended Revolving Credit Facility. The ABL Revolving Credit Facility has availability of up to $500.0 million, subject to a borrowing base.

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

As of October 29, 2022 and January 29, 2022, no amounts were outstanding under the ABL Revolving Credit Facility. At October 29, 2022, $443.9 million was available under the ABL Revolving Credit Facility, which is net of $56.1 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. Unamortized debt issuance costs of $3.9 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of October 29, 2022. Unamortized debt issuance costs of $4.7 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 29, 2022.

The ABL Revolving Credit Facility has availability of up to $500.0 million and a $150.0 million letter of credit sub-facility. The availability is limited to a borrowing base, which allows borrowings of up to 90% of eligible accounts receivable plus 90% of the net orderly liquidation value of eligible inventory plus up to $50.0 million of qualified cash of the Company to which the Company and guarantors have no access, less reserves as determined by the administrative agent. Letters of credit reduce the amount available to borrow under the ABL Revolving Credit Facility by their face value.

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

4. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	October 29, 2022
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$88,416	$—	$—
Investments of officers' life insurance	$—	$12,041	$—
Non-qualified deferred compensation plan	$—	$(17,252)	$—
Investment in Rover Group, Inc.	$23,449	$—	$—

	January 29, 2022
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$167,277	$—	$—
Investments of officers' life insurance	$—	$14,575	$—
Non-qualified deferred compensation plan	$—	$(17,453)	$—
Investment in Rover Group, Inc.	$32,819	$—	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $86.5 million and $158.0 million as of October 29, 2022 and January 29, 2022, respectively. Also included in the Company’s money market mutual funds balances were $1.9 million and $9.3 million as of October 29, 2022 and January 29, 2022, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

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

In February 2022, the Company amended a collaboration agreement with a vendor, and as part of the amendment the Company was granted a right to receive equity and warrants for common shares of the vendor that is subject to certain performance conditions and other contingencies. The Company evaluated the agreement under FASB ASC 705-20, Consideration Received from a Vendor, and no material consideration was recognized during the thirty-nine week period ended October 29, 2022.

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

There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen or thirty-nine week periods ended October 29, 2022 and October 30, 2021. During the thirteen and thirty-nine week periods ended October 29, 2022, the Company recorded fixed asset and right-of-use asset impairment charges of $0.8 million and $1.8 million, respectively. During the thirteen and thirty-nine week periods ended October 30, 2021, the Company recorded fixed asset and right-of-use asset impairment charges of $2.9 million and $5.4 million, respectively.

5. Stockholders’ Equity

Equity-Based Compensation

Equity-based compensation awards under the Company’s current equity incentive plan (the “2021 Equity Incentive Plan”) include restricted stock units (“RSUs,” which include performance-based stock units), restricted stock awards (“RSAs”), non-qualified stock options, and other equity compensation awards. The Company also has an employee stock purchase plan (“ESPP”).

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
RSUs and RSAs	$9,602	$6,189	$24,759	$19,013
Options	1,820	1,892	5,666	6,029
ESPP	315	343	927	734
Other awards	4,038	4,957	9,540	10,715
Total equity-based compensation expense	$15,775	$13,381	$40,892	$36,491

Activity under the 2021 Equity Incentive Plan was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, January 29, 2022	2,587	3,327
Granted	5,411	503
Vested and delivered/exercised	(1,040)	(45)
Forfeited/expired	(766)	(475)
Nonvested/outstanding, October 29, 2022	6,192	3,310
Unrecognized compensation expense as of October 29, 2022	$85,405	$10,681
Weighted average remaining expense period as of October 29, 2022	2.3 Years	1.6 Years

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

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 29, 2022	207,178
Granted	—
Forfeited	(5,701)
Outstanding, October 29, 2022	201,477
Vested, October 29, 2022	148,225

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of October 29, 2022, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $10.8 million, which is expected to be recognized over a weighted average period of 1.5 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% or more of its direct or indirect holdings of the Company’s Class A common stock.

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

There were approximately 5.3 million and 3.5 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.

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

Overview

Founded in 1965, Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own partners. We have consistently set new standards in pet care while delivering comprehensive pet wellness products, services and solutions, and creating communities that deepen the pet-pet parent bond. In recent years, we have transformed our business from a successful yet traditional retailer to a disruptive, fully integrated, omnichannel provider of holistic pet health and wellness offerings, including premium products, services, and veterinary care. Through our integrated ecosystem, we provide our over 25 million total active customers with a comprehensive offering of differentiated products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, including a growing network of more than 225 in-store veterinary hospitals, our digital channel, and our flexible fulfillment options.

Our multicategory, go-to-market strategy integrates our strong digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Our e-commerce site and personalized mobile app serve as hubs for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging our extensive physical network of pet care centers, we are able to offer our comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over much of our competition. The full value of our health and wellness ecosystem is realized for customers through our Vital Care membership program. From the nutrition and supplies pets need each day, to the services that keep them at optimal health, Vital Care makes it easier and more affordable for pet parents to care for their pet’s whole health all in one place. Vital Care memberships are at the top of our integrated loyalty programs, followed by our perks programs that provide rewards for frequent purchasing and our Pals Rewards loyalty program.

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

Executive Summary

The financial results for the thirteen weeks ended October 29, 2022 reflect continued business and customer growth and operational execution, while investing in strategic growth initiatives. Comparing the thirteen weeks ended October 29, 2022 with the thirteen weeks ended October 30, 2021 (unless otherwise noted), our results included the following:

•
an increase in net sales from $1.44 billion to $1.50 billion, representing period-over-period growth of 4.0%;
•
comparable sales growth of 4.1%;
•
a decrease in operating income from $61.9 million to $48.1 million, representing a period-over-period decrease of 22.4%;
•
a decrease in net income attributable to Class A and B-1 common stockholders from $52.8 million to $19.9 million, representing a period-over-period decrease of 62.2%, which was inclusive of a $19.2 million lower remeasurement of the fair value of an investment in securities and $14.7 million of integration-related costs related to the purchase of the remaining stake in our veterinary joint venture; and
•
a decrease in Adjusted EBITDA from $138.5 million to $137.6 million, representing a period-over-period decrease of 0.7%.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$1,501,220	$1,443,264	$4,458,008	$4,292,792
Cost of sales	903,543	848,555	2,658,180	2,501,688
Gross profit	597,677	594,709	1,799,828	1,791,104
Selling, general and administrative expenses	549,622	532,760	1,651,829	1,607,938
Operating income	48,055	61,949	147,999	183,166
Interest income	(130)	(18)	(287)	(53)
Interest expense	27,307	18,769	68,761	58,504
Loss on extinguishment and modification of debt	—	—	—	20,838
Other non-operating (income) loss	(576)	(19,773)	9,369	(64,934)
Income before income taxes and income from equity method investees	21,454	62,971	70,156	168,811
Income tax expense	4,161	14,095	20,799	43,784
Income from equity method investees	(2,627)	(2,637)	(7,821)	(7,490)
Net income	19,920	51,513	57,178	132,517
Net loss attributable to noncontrolling interest	—	(1,239)	(891)	(2,906)
Net income attributable to Class A and B-1 common stockholders	$19,920	$52,752	$58,069	$135,423

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.2	58.8	59.6	58.3
Gross profit	39.8	41.2	40.4	41.7
Selling, general and administrative expenses	36.6	36.9	37.1	37.5
Operating income	3.2	4.3	3.3	4.2
Interest income	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	1.8	1.3	1.5	1.3
Loss on extinguishment and modification of debt	—	—	—	0.5
Other non-operating (income) loss	(0.0)	(1.4)	0.2	(1.5)
Income before income taxes and income from equity method investees	1.4	4.4	1.6	3.9
Income tax expense	0.3	1.0	0.5	1.0
Income from equity method investees	(0.2)	(0.2)	(0.2)	(0.2)
Net income	1.3	3.6	1.3	3.1
Net loss attributable to noncontrolling interest	—	(0.1)	(0.0)	(0.1)
Net income attributable to Class A and B-1 common stockholders	1.3%	3.7%	1.3%	3.2%

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operational Data:
Comparable sales increase	4.1%	15.5%	4.3%	20.9%
Total pet care centers at end of period	1,428	1,449	1,428	1,449
Adjusted EBITDA (in thousands)	$137,555	$138,509	$412,061	$419,328

Thirteen and Thirty-nine Weeks Ended October 29, 2022 Compared with Thirteen and Thirty-nine Weeks Ended October 30, 2021

Net Sales and Comparable Sales

	Thirteen weeks ended				Thirty-nine weeks ended
(dollars in thousands)	October 29, 2022	October 30, 2021	$ Change	% Change	October 29, 2022	October 30, 2021	$ Change	% Change
Consumables	$720,512	$643,125	$77,387	12.0%	$2,093,510	$1,850,203	$243,307	13.2%
Supplies and companion animals	575,259	635,278	(60,019)	(9.4%)	1,775,149	1,957,022	(181,873)	(9.3%)
Services and other	205,449	164,861	40,588	24.6%	589,349	485,567	103,782	21.4%
Net sales	$1,501,220	$1,443,264	$57,956	4.0%	$4,458,008	$4,292,792	$165,216	3.8%

Net sales increased $58.0 million, or 4.0%, to $1.50 billion in the thirteen weeks ended October 29, 2022 compared to net sales of $1.44 billion in the thirteen weeks ended October 30, 2021, driven by a 4.1% increase in our comparable sales. Net sales increased $165.2 million, or 3.8%, to $4.46 billion in the thirty-nine weeks ended October 29, 2022 compared to net sales of $4.29 billion in the thirty-nine weeks ended October 30, 2021, driven by a 4.3% increase in our comparable sales. Our sales growth period-over-period was driven by our strong execution and differentiated model across digital and in our pet care centers and continued growth in our active customer base. Our total sales mix remains strong, led by continued momentum in consumables and services, whose customers shop more frequently and have among our highest long-term value. This growth is slightly offset by a decrease in supplies and companion animals sales driven by softening in discretionary spend associated with the current inflationary macroeconomic environment and the lapping of a stimulus-driven prior year. We have made certain pricing actions to partially offset cost increases during the thirty-nine weeks ended October 29, 2022.

The increase in consumables sales between the periods was driven in part by the increase in new pets, our strategic investments in customer acquisition and retention, continued expansion of our product assortment and a mix shift to more premium consumables, including fresh and frozen food. The decrease in supplies and companion animals sales is due in part to a strong stimulus driven thirty-nine week period ended October 30, 2021 and a decrease in spending on certain non-essential items. The increase in services and other was due in part to the increase in new pets, growth in our membership offerings like Vital Care, and growth in our grooming services and veterinary hospital business in which we now operate over 225 veterinary hospitals – an increase of over 55 since October 30, 2021.

For the thirteen and thirty-nine weeks ended October 29, 2022, pet care center merchandise delivered growth of 1.0% and 1.1%, respectively, led by strong growth in consumables. E-commerce and digital sales increased 9.9% and 10.1% during the thirteen and thirty-nine weeks ended October 29, 2022, respectively, driven by strength in our online initiatives such as repeat delivery, buy online pick up in-store (“BOPUS”), ship from store, and same day delivery as well as an increase in average basket. Services sales, which include veterinary hospitals, increased 14.4% and 15.4% during the thirteen and thirty-nine weeks ended October 29, 2022, respectively, reflecting expansion of our veterinary hospital footprint and strong growth in veterinary and grooming customers.

Gross Profit

Gross profit increased $3.0 million, or 0.5%, to $597.7 million in the thirteen weeks ended October 29, 2022 compared to gross profit of $594.7 million for the thirteen weeks ended October 30, 2021. As a percentage of sales, our gross profit rate was 39.8% for the thirteen weeks ended October 29, 2022 compared with 41.2% for the thirteen weeks ended October 30, 2021. Gross profit increased $8.7 million, or 0.5%, to $1,799.8 million in the thirty-nine weeks ended October 29, 2022 compared to gross profit of $1,791.1 million for the thirty-nine weeks ended October 30, 2021. As a percentage of sales, our gross profit rate was 40.4% for the thirty-nine weeks ended October 29, 2022 compared with 41.7% for the thirty-nine weeks ended October 30, 2021. The decrease in gross profit rate between the periods was primarily due to the mix impact of strong consumables sales and lower supplies and companion animal sales during the thirteen and thirty-nine weeks ended October 29, 2022. Sales channel impacts driven by strength in our digital and services business, moderate increases in distribution costs, and one-time integration costs relating to the purchase of the remaining stake in our veterinary joint venture also contributed to the decrease in gross profit rate during the thirteen and thirty-nine weeks ended October 29, 2022 as compared to the prior year periods.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $16.9 million, or 3.2%, to $549.6 million for the thirteen weeks ended October 29, 2022 compared to $532.8 million for the thirteen weeks ended October 30, 2021. As a percentage of net sales, SG&A expenses were 36.6% for the thirteen weeks ended October 29, 2022 compared with 36.9% for the thirteen weeks ended October 30, 2021. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people, along with higher variable costs on increased sales.

SG&A expenses increased $43.9 million, or 2.7%, to $1,651.8 million for the thirty-nine weeks ended October 29, 2022 compared to $1,607.9 million for the thirty-nine weeks ended October 30, 2021. As a percentage of net sales, SG&A expenses were 37.1% for the thirty-nine weeks ended October 29, 2022 compared with 37.5% for the thirty-nine weeks ended October 30, 2021, reflecting operating leverage from net sales growth. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people and was partially offset by a decrease in advertising expenses, primarily due to investments that were made during the thirty-nine week period ended October 30, 2021 for our rebranding campaign, inclusive of a TV launch and associated advertisements.

Interest Expense

Interest expense increased $8.5 million, or 45.5%, to $27.3 million in the thirteen weeks ended October 29, 2022 compared with $18.8 million in the thirteen weeks ended October 30, 2021. Interest expense increased $10.3 million, or 17.5%, to $68.8 million in the thirty-nine weeks ended October 29, 2022 compared with $58.5 million in the thirty-nine weeks ended October 30, 2021. The increase was primarily driven by higher interest rates on the First Lien Term Loan. For more information on these obligations, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Extinguishment and Modification of Debt

Loss on extinguishment and modification of debt was $20.8 million for the thirty-nine weeks ended October 30, 2021. This loss was recognized in conjunction with the March 2021 refinancing of the Amended Term Loan Facility and Amended Revolving Credit Facility. There was no loss on debt extinguishment and modification for the thirteen weeks ended October 30, 2021 or the thirteen and thirty-nine weeks ended October 29, 2022. For more information regarding these activities, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating (Income) Loss

Other non-operating income was $0.6 million for the thirteen weeks ended October 29, 2022, and other non-operating loss was $9.4 million for the thirty-nine weeks ended October 29, 2022. Other non-operating income was $19.8 million and $64.9 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively. These losses and gains relate to non-cash remeasurements of the fair value of our investment in Rover Group, Inc. For more information regarding this activity, refer to Note 4, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Expense

Our effective tax rates were 17.3% and 26.4%, resulting in income tax expense of $4.2 million and $20.8 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, compared to effective tax rates of 21.1% and 24.4%, resulting in income tax expense of $14.1 million and $43.8 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively. The decrease in effective tax rate for the thirteen weeks ended October 29, 2022 is primarily driven by an increase in federal tax credits. The increase in effective tax rate for the thirty-nine weeks ended October 29, 2022 is primarily driven by a decrease in earnings in the thirty-nine weeks ended October 29, 2022 and the recognition of professional fees and other transaction costs incurred by the Company in connection with its initial public offering during the thirteen and thirty-nine weeks ended October 30, 2021.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income attributable to Class A and B-1 common stockholders	$19,920	$52,752	$58,069	$135,423
Interest expense, net	27,177	18,751	68,474	58,451
Income tax expense	4,161	14,095	20,799	43,784
Depreciation and amortization	48,029	42,792	143,599	125,637
Income from equity method investees	(2,627)	(2,637)	(7,821)	(7,490)
Loss on debt extinguishment and modification	—	—	—	20,838
Asset impairments and write offs	930	3,228	2,299	5,918
Equity-based compensation	15,775	13,381	40,892	36,491
Other non-operating (income) loss	(576)	(19,773)	9,369	(64,934)
Mexico joint venture EBITDA (1)	7,040	6,661	20,319	18,523
Store pre-opening expenses	3,931	4,222	11,093	11,739
Store closing expenses	1,310	1,264	4,051	3,329
Non-cash occupancy-related costs (2)	2,496	1,540	6,976	5,564
Acquisition-related integration costs (3)	1,592	—	14,687	—
Other costs (4)	8,397	2,233	19,255	26,055
Adjusted EBITDA	$137,555	$138,509	$412,061	$419,328
Net sales	$1,501,220	$1,443,264	$4,458,008	$4,292,792
Net margin (5)	1.3%	3.7%	1.3%	3.2%
Adjusted EBITDA Margin (5)	9.2%	9.6%	9.2%	9.8%

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$5,251	$5,274	$14,448	$14,987
Depreciation	4,861	3,660	13,866	10,461
Income tax expense	2,957	3,277	8,344	8,688
Foreign currency gain	(395)	(60)	(15)	(547)
Interest expense, net	1,406	1,171	3,994	3,457
EBITDA	$14,080	$13,322	$40,637	$37,046
50% of EBITDA	$7,040	$6,661	$20,319	$18,523

(2)
Non-cash occupancy-related costs include the difference between cash and straight-line rent for all periods.
(3)
Acquisition-related integration costs include direct costs resulting from acquiring and integrating businesses. These include third-party professional and legal fees and other integration-related costs that would not have otherwise been incurred as part of the Company’s operations. For the thirteen weeks ended October 29, 2022, approximately $1.0 million of integration costs were recorded in cost of sales and $0.6 million of integration costs were recorded in selling, general and administrative expenses relating to the purchase of the remaining stake in our veterinary joint venture. For the thirty-nine weeks ended October 29, 2022, approximately $7.7 million of integration costs were recorded in cost of sales and $7.0 million of integration costs were recorded in selling, general and administrative expenses relating to the purchase of the remaining stake in our veterinary joint venture.
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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirty-nine weeks ended
	October 29, 2022	October 30, 2021
(dollars in thousands)
Net cash provided by operating activities	$209,463	$288,444
Cash paid for fixed assets	(212,074)	(164,330)
Free Cash Flow	$(2,611)	$124,114

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of October 29, 2022 was $592.6 million, inclusive of cash and cash equivalents of $148.7 million and $443.9 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirty-nine weeks ended
(dollars in thousands)	October 29, 2022	October 30, 2021
Total cash provided by (used in):
Operating activities	$209,463	$288,444
Investing activities	(252,697)	(167,770)
Financing activities	(27,033)	(14,863)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70,267)	$105,811

Operating Activities

Our primary source of operating cash is sales of products and services to customers, which are substantially all on a cash basis, and therefore provide us with a significant source of liquidity. Our primary uses of cash in operating activities include: purchases of inventory; freight and warehousing costs; employee-related expenditures; occupancy-related costs for our pet care centers, distribution centers and corporate support centers; credit card fees; interest under our debt agreements; and marketing expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, including: depreciation, amortization, impairments and write-offs; amortization of debt discounts and issuance costs; deferred income taxes; equity-based compensation; impairments of goodwill and intangible assets; other non-operating loss (income); and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $209.5 million in the thirty-nine weeks ended October 29, 2022 compared with net cash provided by operating activities of $288.4 million in the thirty-nine weeks ended October 30, 2021. The decrease in operating cash flow was due to lower operating income, an increase in cash paid for inventory, higher payroll and fringe benefits including payouts of prior year accrued incentive bonuses. This was partially offset by timing differences in accounts payable as well as lower cash payments on operating leases due to the timing of rent payments.

Investing Activities

Cash used in investing activities consists of capital expenditures, which in the thirty-nine weeks ended October 29, 2022 and the thirty-nine weeks ended October 30, 2021 primarily supported our transformation initiatives. Net cash used in investing activities was $252.7 million and $167.8 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. The increase in capital expenditures between the periods was predominantly due to the expansion of our veterinary hospitals, investments in digital assets and innovation in response to our sales growth. In addition, in May 2022, we completed the purchase of the remaining 50% stake in our veterinary joint venture for $35.0 million, which is now a wholly owned subsidiary.

Financing Activities

Net cash used in financing activities was $27.0 million for the thirty-nine weeks ended October 29, 2022, compared with $14.9 million used in financing activities in the thirty-nine weeks ended October 30, 2021.

Financing cash flows in the thirty-nine weeks ended October 29, 2022 primarily consisted of borrowings and repayments under the ABL Revolving Credit Facility, quarterly term loan repayments, and payments for tax withholdings on stock-based awards.

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

In November 2022, the Company entered into a series of interest rate cap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability when the three-month Secured Overnight Financing Rate as published by CME Group exceeds 4.5%. The interest rate caps are forward-starting with an effective date of December 30, 2022 and expire on December 31, 2024.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of October 29, 2022, we had $1,674.5 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of October 29, 2022 would have increased annual cash interest in the aggregate by approximately $17.0 million. In November 2022, we entered into a series of interest rate cap agreements to limit the maximum interest on a portion of our variable-rate debt and decrease our exposure to interest rate variability when the three-month Secured Overnight Financing Rate as published by CME Group exceeds 4.5%. The interest rate caps are forward-starting with an effective date of December 30, 2022 and expire on December 31, 2024.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of October 29, 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 29, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 29, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1†

Petco Health and Wellness Company, Inc. Executive Severance Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on September 30, 2022)

10.2†	Separation Agreement and General Release of Claims among Petco Animal Supplies Stores, Inc., Michael Nuzzo, and Scooby LP dated August 30, 2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.

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

Petco Health and Wellness Company, Inc.

Date: December 8, 2022	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)