Form 10-K
period 2023-01-28
Petco Health & Wellness Company, Inc.
filed 2023-03-28
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq Global Select Market on July 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.13 billion.

The number of shares of registrant’s Class A Common Stock outstanding as of March 23, 2023 was 228,963,580.

The number of shares of registrant’s Class B-1 Common Stock outstanding as of March 23, 2023 was 37,790,781.

The number of shares of registrant’s Class B-2 Common Stock outstanding as of March 23, 2023 was 37,790,781.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Diego, California

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2023 annual meeting of stockholders within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

We are currently indirectly controlled by certain funds (the “CVC Funds”) that are advised and/or managed by CVC Capital Partners (“CVC”) and Canada Pension Plan Investment Board, a Canadian company (together with its affiliates, “CPP Investments” and, together with the CVC Funds, our “Sponsors”). Our Sponsors primarily exercise their control through Scooby Aggregator, LP (our “Principal Stockholder”).

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. References to “fiscal year” mean the year in which that fiscal year began. For example, references to fiscal 2022 refer to the fiscal year beginning January 30, 2022 and ending January 28, 2023.

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

Forward-looking statements are subject to many risks, uncertainties and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Annual Report on Form 10-K as well as the following: (i) increased competition (including from multi-channel retailers and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation and prevailing interest rates; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflict in Ukraine), health crises, and pandemics; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; and (xx) the other risks, uncertainties and other factors identified herein under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any such factors could significantly alter the results set forth in these statements.

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
•
Pet consumables safety, quality, and health concerns could adversely affect our business.
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

General Risk Factors

•
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

•
If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our Class A common stock price may decline.

PART I

Item 1. Business.

Our Company

Founded in 1965, Petco is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own Petco partners. Building on more than 55 years of providing solutions for pets and the people who love and care for them, in recent years, we have transformed our business from a successful yet traditional retailer to a disruptive, fully-integrated, omnichannel provider of holistic pet health and wellness offerings, including premium products, services, and veterinary care. As a result, we’ve consistently set new standards in pet care while delivering comprehensive pet wellness products, services, and solutions, and creating communities that deepen the pet-pet parent bond.

Through our integrated ecosystem, we provide our over 25 million total active customers with a comprehensive offering of differentiated products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, our digital channel, and our flexible fulfillment options. To further enhance the reach of our product offering and expand our customer base, we’ve implemented partnerships with Lowe’s Companies, Inc. and Canadian Tire Corporation to develop innovative store-in-store concepts at select Lowe’s and Canadian Tire locations that offer a curated assortment of our products.

Additionally, in 2022, we launched our expansion into rural markets with the opening of our first Neighborhood Farm & Pet Supply pet care centers, which serve as one-stop shops for health and wellness solutions for pets and farm animals in rural communities. These brand-new, stand-alone retail locations are strategically and conveniently situated at the heart of rapidly growing communities, providing us with an opportunity to capture significant incremental market share and share of wallet gains. As of January 28, 2023, we had 5 total Neighborhood Farm & Pet Supply pet care centers across Texas, North Carolina, and Kentucky.

Our product offering leverages a broad, carefully curated assortment of owned and exclusive merchandise, providing customers with high quality and health-focused nutrition free from artificial ingredients, complemented by a wide variety of premium pet care supplies and companion animals. While we offer pet parents a full spectrum of product choices within our high standards of nutrition and quality, our assortment is weighted towards premium products to address ongoing humanization and premiumization trends in the market.

We integrate our product offering with our services business, building on the foundation of treating the whole pet, including their physical, mental and social well-being. Our service offering includes a broad suite of pet health services, including veterinary care, grooming, and training. Leveraging our decade of experience in Vetco mobile clinics, which we operate approximately 1,200 of on a weekly basis, we are growing our network of full service, general practice veterinary hospitals complemented by tele-health, prescription and insurance. As of January 28, 2023, we operated 247 full service veterinary hospitals.

Our multichannel, go-to-market strategy integrates our strong digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Petco.com, our e-commerce site, and the Petco app, our personalized mobile app, together serve as hubs for pet parents to book appointments and manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging our extensive physical network of 1,430 pet care centers across the U.S. and Puerto Rico, we are able to offer our comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over much of our competition. Through our connected platform, we serve our customers in a differentiated manner by offering the convenience of repeat delivery, buy online and pick up in store (“BOPUS”), curbside pick-up, same day delivery, and ship from store. In addition to providing differentiated products and services, our over 26,000 knowledgeable, passionate partners in our pet care centers provide important high-quality advice to our customers.

The full value of our health and wellness omnichannel ecosystem is realized for customers through our Vital Care membership program. In January 2023, we unified our over 25 million active customers within a two-tiered offering under Vital Care—Vital Care Core, our free membership tier, and Vital Care Premier, our paid membership tier—to provide for an integrated omnichannel experience. Former members of our Pals Rewards loyalty program, who accounted for over 85% of transactions in fiscal 2022, were transitioned to Vital Care Core, while members of our existing Vital Care program were transitioned to Vital Care Premier, with both tiers retaining the same benefits, and paid members, the same fee. Sitting at the intersection of value and loyalty, Vital Care Premier makes it easier and more affordable for pet parents to care for their pet’s whole health all in one place, and provides pet parents with a seamless connection to our differentiated merchandise and services offerings, while Vital Care Core continues to provide customers with our historic suite of loyalty offerings. Vital Care memberships are the keystone of our customer-centric model, serving as a driver of repeat visits and engagement among our customers, and we believe the unification of our loyalty and membership programs will enhance the overall customer experience by allowing us to better view and serve our customers through a singular lens.

Industry Dynamics

The U.S. pet care industry is large and growing, serving millions of households with pets, and represented a total addressable market of approximately $133 billion in 2022. Since 2008, the industry has exhibited steady growth driven by an increase in the underlying pet population coupled with tailwinds associated with trends in pet humanization and a mix-shift towards premiumization. Due to the essential, repeat nature of pet care, the industry has demonstrated resilience and continued growth across economic cycles, as evidenced by the strong industry performance during the Great Recession from 2008 to 2010.

In addition, as a result of the COVID-19 pandemic, the pet care industry experienced a significant increase in household pets and therefore demand. Beginning in fiscal 2020, U.S. households welcomed millions of incremental new pets into their homes that will need to be fed, groomed, vaccinated, and treated during their lives. Importantly, the majority of these new pet parents came from Millennial and Gen Z generations, who typically spend more on their pets. With respect to our business, we are strategically focused on growing our presence in three of the fastest-growing areas of the market: veterinary care; e-commerce; and services.

As pet care demand continues to grow, over the long-term we believe we are well-positioned to expand our total addressable market through new offerings, and to capture share of the growing market as a fully-integrated, comprehensive pet care provider. Our owned and exclusive merchandise is unique relative to other large players in the category, driving competitive insulation and focusing on long-term growth categories within the pet industry, like fresh and frozen food, as well as premium nutrition and supplies more broadly.

The services categories we participate in within the U.S. are highly fragmented. As consumer expectations around customer experience, convenience, and technology evolve, we believe that we have a competitive advantage versus our competition given the integrated digital experience that we provide our customers, including online booking and customized care reminders, as well as our value offerings like Vital Care Premier.

We believe that we have built competitive advantages through the breadth and depth of assortment of premium health and wellness products, owned brands, services, and veterinary care that we offer across an integrated omnichannel platform, though we do compete with various peers in individual categories, including both large and small pet specialty retailers, e-commerce retailers, and mass and grocery retailers.

Our Transformation

Our transformation over the past five years into the health and wellness company for pets and pet parents has been driven by the relentless execution of our team of channel and category experts with best-in-class experience from Fortune 100 companies, combined with deep experience in retail led by our CEO and Chairman, Ron Coughlin. Our highly qualified leadership team has implemented significant operational and cultural changes in our business, including a substantial acceleration of our digital capabilities, optimizing the effectiveness of pet care center partners through training, enhanced analytics tools and communications, step changing marketing and customer engagement return on investment, launching an owned veterinary hospital network, and scaling our pet health and wellness offerings. Specifically, we have:

Built Leading Omnichannel Capabilities that Leverage our Physical Network. Following decades of the rise of mega retailers and digital migration, we’ve entered a new era of retail, with consumers seeking fully integrated physical retail and omnichannel digital offerings, brought together with sticky services and enhanced by continuous innovation and an exceptional customer experience. Through that lens, we have developed a data-driven go-to-market platform consisting of robust digital capabilities and a strategic physical network of pet care centers woven together by a singular view of the customer. Our transformation was catalyzed by the COVID-19 pandemic as pet parents became increasingly comfortable with digital interaction, coupled with a tangible return of retail traffic in 2021 as consumers demonstrated that physical interaction was a critical way in which they want to interact with their retailer too.

Through strategic investments, we’ve rebuilt our digital experience from the ground up beginning with relaunching our e-commerce platform and building an app to integrate with our ecosystem. We invested in improving the speed, navigation, personalization, and services access of our website and app to drive traffic and engagement. We focused on optimizing site merchandising, dynamic pricing capabilities, and leveraging advanced analytics and precision marketing to drive customer acquisition, monetization, and retention.

Further differentiating our business and creating scale advantages, we leverage our physical footprint of pet care centers as micro-distribution centers for our digital orders, including BOPUS, curbside pickup, same day delivery, and ship from store. Nearly all of our 1,430 pet care centers in the U.S. and Puerto Rico offer grooming and training services, in addition to our 247 full-service veterinary hospitals and the approximately 1,200 Vetco mobile clinics operated at our pet care centers on a weekly basis. We also operate 120 locations in Mexico through our joint venture with Grupo Gigante.

Launched a Full-Service Veterinary Hospital Network, and Reinvented Grooming and Training. Pet services represent the most personalized, sticky, high-touch part of the pet market. In addition to acting as a profitable driver of new customer acquisition, we believe our differentiated service platform helps strengthen our position by promoting customer retention, driving physical visit frequency and digital engagement, increasing share of wallet, and building long-term loyalty.

In veterinary services, we are creating a new paradigm in the industry with integrated owned hospitals under the Vetco Total Care brand. In fiscal 2017, we embarked on one of the fastest veterinary hospital build-outs in the industry to address the growing need for high quality, accessible pet healthcare consistent with our mission to improve the lives of pets and pet parents. In March 2022, we announced our acquisition of Thrive Pet Healthcare’s 50% stake in our pet hospital joint venture (the “Acquisition”), which subsequently closed in the second quarter of 2022. The Acquisition resulted in the transition of nearly 100 locations to our Vetco Total Care hospital brand, as well as the welcoming of over 750 veterinary care professionals to our network of approximately 29,000 partners. As of the end of fiscal 2022, we operated a total of 247 full-service veterinary care hospitals, inclusive of the hospitals acquired as part of the Acquisition. By integrating these veterinary hospitals into existing pet care centers, we benefit from significant structural advantages compared to stand-alone veterinary care providers, including lower cost of acquisition and additional basket opportunities, driving both incremental service and merchandise sales, and further unlocking the large and growing prescription food and drug total addressable market. In parallel with our hospital unit growth, we’ve made considerable investments in our veterinarian value proposition, both with enhanced total rewards programs as well unique scheduling opportunities that offer the flexibility to practice autonomous medicine both in hospitals and in our mobile clinics. We believe this veterinary model enhances customer lifetime value, drives retention, attracts talent, and delivers long-term value to our stakeholders.

In grooming, we have invested in digital integration, marketing, staff compensation, and other operational improvements, which have resulted in the acquisition of new customers, continued strong sales, and an increase in both groomer hires and retention. In training, we have led with innovation, and in fiscal 2021 we launched online training classes that can be conducted at home.

Created a Highly Differentiated Owned and Exclusive Product Offering. We offer a highly differentiated owned and exclusive product assortment that engenders strong customer loyalty and repeat purchasing. We have focused on three core product differentiating capabilities: nutritional expertise; exclusive partnerships; and a leading owned brand platform. As a testament to our commitment to pet health and wellness, in May 2019 we made the decision to pivot away from dog and cat food and treats that contain artificial ingredients, making us the only major national retailer in the industry to take a stand against artificial ingredients in dog and cat food. We utilized a best brands strategy to form new partnerships with some of the most highly regarded premium food brands in the industry, such as JustFoodForDogs, with whom we expanded our partnership with in March 2022 and created an exclusive owned brand WholeHearted line of frozen meals.

In 2019, we leveraged our established owned brand platform and capabilities to launch Reddy, a fashion-driven supplies brand, to complement WholeHearted, our owned food brand. In fiscal 2022, we generated approximately 27% of our product sales from owned brands—such as WholeHearted, Reddy, and Well & Good. This not only enhances our merchandise mix, but also helps the Petco ecosystem attract and retain customers, and offers an enhanced margin profile. The combination of our food and supplies strategy, including owned and exclusive brands, has enabled us to offer a differentiated assortment of products, many of which are not available via online, mass, or grocery competitors.

Implemented a Performance Culture Led by Data Analytics. Our singular view of the customer across products and services channels, in combination with insights from our Vital Care membership program, online purchasing, surveys, and third party data, provides us with access to some of the richest data in the pet category. By investing in talent and data analytics capabilities, over the past three years we’ve turned analytics and data science into a competitive advantage, including advanced capabilities in dynamic pricing, inventory optimization, merchandising, personalization, and precision marketing. With the tools to capture purchase, search, and services utilization, as well as customer and pet demographics and preferences, we generate a 360-degree view of customer that serves as the foundation of our data ecosystem.

To enhance decision-making, we implemented new capabilities to leverage this data in our pet care centers, making it available in near real time for our pet care center general managers and field leadership teams through advanced sales reporting. We developed a user-friendly, action-focused dashboard, which enables our managers to track performance across multiple dimensions, identify opportunities, and execute strategies to drive incremental sales. We also simplified the key metrics that we utilize to track performance and align incentives against those metrics by rolling out a revamped incentive structure across our field organization.

Marketing and Advertising

Over the last three years, we have significantly elevated our marketing and media strategy, establishing ourselves as a health and wellness leader in the pet category. This repositioning started with bold commitments to pet health and wellness, from eliminating certain food and treats with artificial ingredients, and the removal of human-operated and bark-activated shock collars and traditional rawhide products from our shelves, to becoming the first national pet retailer to be certified by American Humane. Underpinning our differentiated positioning is our precision marketing engine, which starts with applying advanced analytics and data science to our rich first party data. We then deliver personalized messages to the highest value customers, enabling us to drive customer acquisition, monetization, and retention across our ecosystem.

For more information regarding our transformative investments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Innovation and Transformation.”

Human Capital

Our Partners

Our employees, who we call Petco partners, are our most significant assets, critical to the delivery of our transformation and our continued progress. As of January 28, 2023, we had approximately 29,000 total partners. Our over 26,000 pet care center partners offer a level of customer engagement and content that is differentiated in retail and based on a true passion for pets. Our partners are primarily employed on an at-will basis and are compensated through base salary and incentive programs. We strive for our partners to grow and develop in their careers, and offer competitive compensation and benefits programs, incentive compensation, and a range of health and wellness offerings. None of our partners are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our partners to be good.

Diversity and Inclusion

Our employees are our partners and we strive to create an environment that embraces diverse backgrounds and perspectives. Our commitment to fostering a diverse, equitable, and inclusive environment is key to our mission of improving the lives of pets, pet parents, and the Petco partners who work for us. This commitment begins at the top, where our CEO sets annual people goals related to achieving long term workforce diversity, equity, and inclusion outcomes. Progress on our people goals is tracked and reviewed regularly with our executive team and our board of directors, and serves as a component of our CEO’s compensation. We are committed to creating a culture where partners feel as if they can achieve their career goals through ongoing growth and development opportunities, and fair and transparent performance management and promotion processes. So that our partners feel valued and heard, we gather and respond to our partners’ feedback, including, but not limited to, anonymous, periodic, formal, partner engagement surveys, round table sessions, and one-on-one interactions. Based on the feedback received, leaders review and create action plans in an effort to drive meaningful changes in our business. In addition, all Petco leaders participate in diversity, equity, and inclusion training aimed at building respect in the workplace.

Partner Communities

We believe that building and supporting connections between our partners and our communities creates a more fulfilling and enjoyable workplace experience. We have continued to expand our partner resource groups, which enable partners to build connections among themselves and their communities, as well as our diversity, inclusion and belonging programs to encourage partners to bring their “whole selves” to work. Petco currently has seven Partner Resource Groups that are foundational to our culture of inclusion and belonging. Our current partner-led Partner Resource Groups are: Ability at Petco; Black at Petco; LGBTQ+ at Petco; Pan Asian American at Petco; Petcontigo (Latinx) at Petco; Military and Veterans at Petco; and Women at Petco. In partnership with our Diversity, Equity, and Inclusion team, these seven groups facilitate engagement activities to increase cultural competencies, educate partners on issues facing affinity group members, and deepen our workplace connections.

Health and Safety

The health, safety, and overall well-being of our partners is a top priority. We are focused on protecting and supporting our partners, as well as the people and pets in our pet care centers and the communities we serve. The Petco Partner Assistance Fund has provided over $2 million in financial support to nearly 2,000 Petco partners who suffered a hardship, including related to COVID-19, severe weather events, and natural disasters.

Compensation and Benefits

We provide competitive compensation and benefits programs to help meet the needs of our partners and their families. In addition to base cash compensation, we offer our partners a mix of annual bonuses, restricted stock units, various incentive plans, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and a range of employee assistance programs. Partners have experienced no increase in their healthcare benefit premiums since 2020, and investments in fertility care, medical travel, and mental health benefits were announced in 2022. In addition, we offer a range of webinars, trainings, and subscriptions to support our partners’ total wellbeing. Finally, in 2022, we announced that every non-trainee partner at Petco will be paid a base wage of at least $15 an hour. This change, along with other adjustments, resulted in approximately 15% average wage increases for our pet care center partners.

Talent Development

We invest significant resources to attract, develop, and retain top talent. In recent years, we have streamlined methods for setting executional priorities, provided comprehensive sales training, and developed store-level sales marketing capabilities. In fiscal 2022, we are proud to have provided more than 400,000 hours of training across our pet care center partners. In addition, nearly 50% of open General Manager and District General Managers positions were filled with internal promotions.

Distribution

We currently have seven primary and two regional distribution centers in our network, which are located in various parts of the United States, that handle almost all distribution for our company. Our ship-from-store, BOPUS, and curbside programs enhance our distribution network, affording us the opportunity to utilize our pet care centers as micro-distribution centers to more quickly and cost effectively serve our customers with a last-mile advantage. During fiscal 2022, 74% of our digital orders (including BOPUS, same day delivery, and ship-from-store) were fulfilled by pet care centers.

The majority of relationships we have with third-party domestic transportation and logistics providers are governed by non-exclusive agreements that do not obligate us to minimum volume or fees, and such agreements may generally be terminated by either party on 45 days’ prior written notice.

Vendor Arrangements

In fiscal 2022, we purchased merchandise from approximately 640 vendors. Our top 10 vendors represented approximately 40% of our annual sales, and no single vendor accounted for more than 8% of our sales. In addition, we only sell the products we carry directly to consumers and primarily purchase our products directly from our vendors rather than through third-party distributors. As such, we do not materially rely on third-party distributors to conduct our business. We onboard our vendors using a standardized process to confirm their adherence to our applicable standards, policies, and procedures, including those relating to legal compliance, human rights, standard payment terms, and product quality. These relationships are typically governed by our standard vendor terms and conditions, under which we submit purchase orders to our vendors specifying the types, quantities, and agreed prices for merchandise that we intend to purchase from them. These agreements do not typically have minimum order requirements or exclusivity obligations for either party. Our terms and conditions do not have a set term, but instead allow us to terminate the relationship for convenience at any time upon written notice to the vendor. Our vendors generally may terminate the relationship on 90-days’ written notice but are obligated to fulfill or perform any purchase order accepted prior to such notice.

Petco Love

Petco Love, formerly the Petco Foundation, is a nonprofit organization changing lives by making communities and pet families healthier, stronger, and closer. It is a separately incorporated 501(c)(3) nonprofit organization supported both by contributions from us and contributions from Petco customers and community partners. Since its founding in 1999, Petco Love has inspired and empowered animal welfare organizations to make a difference, investing more than $346 million in adoption and medical care programs, spay/neuter services, pet cancer research, service and therapy animals, and numerous other lifesaving initiatives. Through the Think Adoption First program, Petco Love partners with our pet care centers and animal welfare organizations across the country to increase pet adoptions, helping nearly 7 million pets to date find their new loving families.

In April 2021, Petco Love launched Petco Love Lost, a searchable database that uses facial recognition technology to help reunite lost pets with their families should they ever go missing. To date, nearly 2,500 animal welfare organizations and pet industry partners across the U.S. have adopted the platform, and Petco Love Lost has helped return over 17,000 pets to their loving homes.

Launched in August 2021, Petco Love’s Vaccinated and Loved initiative marked a significant milestone when it reached its one millionth free pet vaccine distribution in September 2022, and subsequently committed to distributing another one million free pet vaccines. Since that milestone, Petco Love has distributed an additional 430,000 free pet vaccines to its partners, bringing the total number of free pet vaccines distributed as part of its Vaccinated and Loved initiative to more than 1.3 million to date. Distributing these much-needed vaccinations in under-resourced communities is something Petco Love believes gives all pets the best chance to live long and healthy lives.

Our Trademarks and Other Intellectual Property

We believe that our rights in our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the United States and certain foreign jurisdictions. These trademarks include Bond & Co., EveryYay, Good 2 Go, Good Lovin’, Harmony, Imagitarium, Leaps & Bounds, Pals Rewards, Petco, Petco Love, PetCoach, PupBox, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, WholeHearted, You & Me, Youly, Vital Care Core, and Vital Care Premier. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

In addition to trademark protection, we own numerous domain names, including petco.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors, and business partners to protect our trade secrets, proprietary technology, and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions.

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

The FDA regulates animal feed, including pet food, under the Federal Food, Drug, and Cosmetic Act, (the “FFDCA”), and its implementing regulations. Although pet foods are not required to obtain premarket approval from the FDA, the FFDCA requires that all animal foods are safe for consumption, produced under sanitary conditions, contain no harmful substances, and are truthfully labeled. Most states also require that pet foods distributed in the state be registered or licensed with the appropriate state regulatory agency. In addition, most facilities that manufacture, process, pack, or hold foods, including pet foods, must register with the FDA and renew their registration every two years, and are subject to periodic FDA inspection. This includes most foreign, as well as domestic facilities. Registration must occur before the facility begins its pet food manufacturing, processing, packing, or holding operations.

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

Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, disruption or volatility in global financial markets, changes in interest rates, inflation, the availability of discretionary income and credit, weather, consumer confidence, and unemployment levels. We have experienced, and could continue to experience, declines in sales of certain products and changes in the types of products and services purchased during economic downturns. Our business could be harmed by any material decline in the amount of consumer spending, which could reduce our sales, or a decrease in the sales of higher-margin products, which could reduce our profitability and adversely affect our business. For instance, a decline in the amount of discretionary consumer spending due in part to persistent inflation has negatively impacted sales of discretionary items, which has had, and could continue to have, an adverse affect on our profitability.

We have also benefited from increasing pet ownership, discretionary spending on pets, and current trends in humanization and premiumization in the pet industry, as well as favorable pet ownership demographics. To the extent these trends slow or reverse, our sales and profitability would be adversely affected. Specifically, though we’ve experienced significant growth in sales of non-discretionary consumables, spending on non-discretionary items has declined due in part to persistent inflation, which has adversely impacted our profitability. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns, and pet care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share, and our profitability.

The growth of our business depends in part on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.

Our growth depends, in part, on our ability to successfully introduce, improve, and reposition our products and services to meet the requirements of pet parents. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands, and preferences. Our ability to innovate is affected by the technical capability of our product development staff and third-party consultants in developing and testing new products, including complying with governmental regulations, our attractiveness as a partner for outside research and development scientists and entrepreneurs, the success of our management and sales team in introducing and marketing new products and service offerings, and our ability to leverage our digital and data capabilities to gather and respond to consumer feedback. Additionally, the development and introduction of innovative new products and services and expansion into new offerings involves considerable costs. Any new product, service, or offering may not generate sufficient customer interest and sales to become profitable or to cover the costs of its development and promotion and, as a result, may adversely impact our results of operations, including our profitability. Concern about sustainability and climate change might cause consumer preferences to switch away from products or ingredients considered to have high climate change impact and towards products that are more sustainably grown and made, and we may incur additional costs as we potentially evolve our portfolio and engage in due diligence, verification, and reporting in connection with our environmental, social, and governance and sustainability initiatives.

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

We believe that one of the reasons our customers prefer to shop at Petco, and that our partners choose Petco as a place of employment, is the reputation we have built over many years of serving our primary constituencies: customers; partners; and the communities in which we operate. These are core elements of the Petco mission and brand. To be successful in the future, we must continue to preserve, grow, and leverage the value of our reputation and our brand. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents (even if based on rumor or misunderstanding) that erode trust and confidence, particularly if they result in adverse publicity or widespread reaction on social media, governmental investigations, or litigation, can have an adverse impact on these perceptions and lead to adverse effects on our business, including decreased comparable sales, consumer boycotts, loss of new pet care center development opportunities, lower partner morale and productivity, or partner recruiting and retention difficulties.

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

The pet care industry is highly competitive. We compete with a number of specialty pet store chains and independent pet stores. We also compete with online retailers, supermarkets, warehouse clubs, and mass merchants. The pet care industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs, other retail merchandisers, and online retailers, and the entrance of additional independent pet stores with unique product and service offerings and other pet specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. Some competitors are larger and have access to greater capital and the ability to invest in more resources than we do.

We have been facing greater competition from national, regional, local, and online retailers. In particular, major competitors have sought to gain or retain market share by reducing prices or by introducing additional products or services, which may require us to reduce prices on our key products or services or introduce new offerings in order to remain competitive, and negatively affect our profitability and require a change in our operating strategies.

If consumer preferences change and thereby decrease the attractiveness of what we believe to be our competitive advantages, including our extensive product assortment, premium product offerings, omnichannel capabilities, high-quality service offerings, and a unique customer experience, or if we fail to otherwise positively differentiate our customer experience from that of our competitors, our business and results of operations could be adversely affected.

We may be unable to execute our growth strategies successfully or manage and sustain our growth and, as a result, our business may be adversely affected.

Our strategies include, among other things, expanding our veterinary service offerings and building out our digital and data capabilities, growing our market share in services like grooming and training, enhancing our owned brand portfolio, growing our brick and mortar footprint in rural communities, and introducing new offerings to better connect with our customers. However, we may not be able to execute on these strategies as effectively as anticipated. Our ability to execute on these strategies depends on a number of factors, including:

•
whether we have adequate capital resources to expand our offerings and build out our digital and data capabilities;
•
our ability to include veterinary services in our existing pet care centers or in our remodeled or relocated pet care centers;
•
our ability to relocate our pet care centers and obtain favorable sites and negotiate acceptable lease terms;
•
our ability to hire, train, and retain skilled personnel, including veterinarians, information technology professionals, owned brand merchants, and groomers and trainers;
•
our acceptance in new markets, as well as our ability to withstand competition in such markets; and
•
our ability to continue to upgrade our information and other operating systems and to make use of the data that we collect through these systems to offer better products and services to our customers.

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

The successful growth of our veterinary services business depends significantly on our ability to recruit and retain skilled veterinarians and other veterinary technical staff. We face competition from other veterinary service providers in the labor market for veterinarians, and from time to time, we have experienced shortages of skilled veterinarians in markets in which we operate our veterinary service businesses, which has required us or our affiliated veterinary practices to increase wages and enhance benefits to recruit and retain enough qualified veterinarians to adequately staff our veterinary services operations. If we are unable to recruit and retain qualified veterinarians, or to control our labor costs, our business, financial condition, and results of operations may be materially adversely affected.

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

In some circumstances, increased transactions through our website may result in reduced customer traffic in our pet care centers, particularly as customers take advantage of buy online and pick up in store, curbside pickup, and home delivery services available for online orders when making certain types of purchases, such as for bulk orders or heavy pet products. There is a risk that any such reduced customer traffic may reduce the sales of certain products and services in our pet care centers. The availability of free shipping of online and “extended aisle” orders increases our costs and could adversely affect our profitability.

In addition, as other internet retailers have increased market share in recent years, we have faced increased competition, and may continue to face increased competition in the future, from internet retailers who enter the market. Our failure to positively differentiate our product and services offerings or customer experience from these internet retailers, including offering competitive pricing for our products, could have a material adverse effect on our business, financial condition, and results of operations.

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

We are dependent upon the efforts of our key personnel, including our executive officers. The loss of any of our key personnel could affect our ability to run our business effectively. Our success will depend on our ability to retain our current management and to develop, attract, and retain qualified personnel in the future. Competition for senior management personnel is intense with increasingly aggressive compensation packages, and we cannot assure you that we can retain our key personnel or that our succession planning will prove effective. Furthermore, declines in our stock price have been reducing the retention value of our share-based awards, which could impact the competitiveness of our compensation over time. The loss of a member of senior management requires the remaining executive officers and our board of directors to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our key personnel positions, including executive positions, on a timely basis could adversely affect our ability to implement our business strategy, which would negatively impact our results of operations.

The loss of any of our key merchandise vendors, or of any of our exclusive distribution arrangements with certain of our vendors, could negatively impact our business.

We purchase significant amounts of products from a number of vendors with limited supply capabilities. There can be no assurance that our current pet food or supply vendors will be able to accommodate our anticipated growth and expansion of our business. As a result of the disruptions resulting from COVID-19, as well as surges in consumer demand for certain products, shortages of raw materials and disruptions to the global supply chain resulting from, among other things, lack of carrier capacity, labor shortages, port congestion and /or closures, and rising fuel prices, some of our existing vendors have not been able to supply us with products in a timely or cost-effective manner. A continued inability of our existing vendors to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition, and results of operations. To date, vendor-related supply challenges have not had a material effect on our business or our sales and profitability. We generally do not maintain long-term supply contracts with our merchandise vendors. Thus, most vendors could discontinue selling to us at any time. Although we do not materially rely on any particular vendor, the loss of any of our significant vendors of pet food, particularly premium or owned brand pet food, or pet supplies that we offer could have a negative impact on our business, financial condition, and results of operations. For more information regarding our vendors, please read “Business—Vendor Arrangements.”

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

We face various risks related to health epidemics, pandemics, and similar outbreaks, which may materially and adversely affect our business, financial position, results of operations, and cash flows.

Our business and financial results have been, and could be in the future, adversely affected by health epidemics, pandemics, and similar outbreaks, such as the COVID-19 pandemic. For example, as a result of the COVID-19 pandemic, we reduced operations in many of our pet care centers in fiscal 2020, which decreased our pet care center revenues. Despite our efforts to manage these matters, their ultimate effects also depend on factors beyond our knowledge or control, including the duration, severity, and recurrence of any outbreak and actions taken to contain its spread and mitigate its public health effects. Health epidemics, pandemics, and similar outbreaks may adversely affect our business, financial position, results of operations, and cash flows, including by resulting in (i) significant volatility in demand for our products and services, (ii) changes in consumer behavior and preferences, (iii) disruptions of our manufacturing and supply chain operations, (iv) disruption of our cost saving programs and restructuring initiatives, (v) limitations on our employees’ ability to work and travel, and (vi) changes to economic or political conditions in markets in which we operate.

A disruption, malfunction, or increased costs in the operation, expansion, or replenishment of our distribution centers or our supply chain would affect our ability to deliver to our locations and e-commerce customers or increase our expenses, which could harm our sales and profitability.

Our vendors generally ship merchandise to one or more of our distribution centers, which receive and allocate merchandise to our locations and e-commerce customers. The success of our pet care centers depends on their timely receipt of merchandise. If any shipped merchandise were to be delayed because of the impact of severe weather on transnational shipping, particularly from our vendors in Asia, our operations would likely be significantly disrupted. Disruption to shipping and transportation channels due to slowdowns or work stoppages at ports on the West Coast of the United States have occurred in the past, and to the extent they occur in the future, could cause us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. Further, increased transportation costs, including increased fuel costs, have resulted in, and are expected to continue to result in, higher costs. We may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our results of operations.

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

Further, we may be unsuccessful in identifying and evaluating business, legal, or financial risks as part of the due diligence process associated with a particular transaction. Furthermore, acquired entities may have differing or inadequate controls, procedures, or policies, including those related to financial reporting, disclosure, and cyber and information security, which could expose us to additional risks and potentially increase anticipated costs or time to integrate the business. In addition, some investments may result in the incurrence of debt or may have contingent consideration components that may require us to pay additional amounts in the future in relation to future performance results of the subject business. If we do enter into agreements with respect to these transactions, we may fail to complete them due to factors such as failure to obtain regulatory or other approvals. We may be unable to realize the full benefits from these transactions, such as increased net sales or enhanced efficiencies, within the timeframes that we expect, or at all. These events could divert attention from our other businesses and adversely affect our business, financial condition, and results of operations. Any future acquisitions also could result in potentially dilutive issuances of equity securities, the incurrence of additional debt, or the assumption of contingent liabilities.

Our reputation and business may be harmed if our or our vendors’ computer network security or any of the databases containing customer, employee, or other personal information maintained by us or our third-party providers is compromised, which could materially adversely affect our results of operations.

We collect, store, and transmit proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personally identifiable information. We also collect, store, and transmit employees’ health information in order to administer employee benefits, accommodate disabilities and injuries, and to comply with public health requirements. The protection of customer, employee, and company data in the information technology systems we use (including those maintained by third-party providers) is critical. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security incidents.

While to date, we do not believe such identified security events have been material or significant to us, including to our reputation or business operations, or had a material financial impact, we cannot assure you that such incidents or future cyber-attacks will not expose us to material liability. Security could be compromised and confidential information, such as customer credit card numbers or account information, employee information, or other personally identifiable information that we or our vendors collect, transmit, or store, could be misappropriated or system disruptions could occur. In addition, cyber-attacks such as ransomware or phishing attacks, could lock us out of our information systems and disrupt our operations. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, our employees, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of the technology used by us to protect transactions or other sensitive data. In addition, data and security breaches could also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships, that result in the unauthorized release of personal or confidential information. Any compromise or breach of our or our vendors’ computer network security could result in a violation of applicable privacy and other laws, costly investigations, litigation, including class actions, and notification, as well as potential regulatory or other actions by governmental agencies and harm to our brand, business, and results of operations. As a result of any of the foregoing, we could experience adverse publicity, loss of sales, the cost of remedial measures, and significant expenditures to reimburse third parties for damages, each of which could adversely impact our results of operations. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, may not apply to the circumstances relating to any particular loss, or may become materially more costly.

The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often cannot be recognized until launched against a target. Accordingly, we or our vendors may not be able to anticipate these frequently changing techniques or implement adequate preventive measures for all of them. Failure by us or our vendors to comply with data security requirements, including the CCPA’s (as modified by the CPRA) “reasonable security” requirement in light of the private right of action, or rectify a security issue may result in class action litigation, fines, and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. We cannot assure you that we or our vendors will be able to satisfy the Payment Card Industry (“PCI”) Data Security Standard (“PCI DSS”). In addition, PCI is controlled by a limited number of vendors that have the ability to impose changes in fee structures and operational requirements without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI DSS, as well as significant unanticipated expenses. Any unauthorized access into our customers’ or employees’ sensitive information, or other data handled by or on behalf of us, even if we are compliant with industry security standards, could put us at a competitive disadvantage, result in deterioration of our customers’ or employees’ confidence in us, and subject us to potential litigation, liability, fines, and penalties and consent decrees, which could require us to expend significant resources related to remediation or result in a disruption of our operations, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

From time to time we receive claims or complaints alleging that we do not properly care for some of the pets we handle or for companion animals we handle and sell, which may include dogs, cats, birds, fish, reptiles, and other small animals. Deaths or injuries sometimes occur while animals are in our care. As a result, we may be subject to claims that our animal care practices, including grooming, training, veterinary, and other services, or the related training of our associates or handling of animals by them, do not provide the proper level of care. Our efforts to establish our reputation as a health and wellness company increase the risk of claims or complaints regarding our practices. Any such claims or complaints, as well as any related news reports or reports on social media, even if inaccurate or untrue, could cause negative publicity, which in turn could harm our business and have a material adverse effect on our results of operations.

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
•
issues or disputes arising with our joint venture partners, if any, in such operations; and

•
the risk that a health epidemic, pandemic or similar outbreak, or natural disaster or extreme weather event causes disruptions in any country where we have significant employee presence, facilities, or critical operations, thereby impairing our ability to manage day-to-day operations and service our customers, increasing our costs of operations, and resulting in potential losses in revenue.

Moreover, our products are sourced from a wide variety of vendors, including from vendors overseas, particularly in China. In addition, some of the products that we purchase from vendors in the United States also depend, in whole or in part, on vendors located outside the U.S. There continues to be uncertainty regarding the future of international trade agreements and ultimately the United States’ position on international trade. For example, the U.S. government has previously threatened to undertake a number of actions relating to trade with Mexico, including the closure of the border and the imposition of escalating tariffs on goods imported into the United States from Mexico. In addition, the U.S. government has previously issued sanctions on Chinese companies, raised tariffs, and imposed new tariffs on a wide range of imports of Chinese products. Additional trade restrictions, including sanctions, tariffs, quotas, embargoes, safeguards, border shutdowns, and customs restrictions, could increase the cost or reduce the supply of products available to us and to our vendors based in the United States and may require us to modify our supply chain organization or other current business practices or raise prices, any of which could harm our business, financial condition, and results of operations.

Our quarterly operating results may fluctuate due to the timing of expenses, new pet care center openings, pet care center closures, and other factors.

Our expansion plans, including the timing of new and remodeled pet care centers and veterinary hospitals, and related pre-opening costs, the amount of net sales contributed by new and existing pet care centers, and the timing of and estimated costs associated with pet care center closings or relocations, may cause our quarterly results of operations to fluctuate. Further, new pet care centers and service offerings tend to experience higher payroll, advertising, and other store-level expenses as a percentage of net sales than more mature pet care centers, and such openings also often contribute to lower pet care center operating margins until those pet care centers become established, which may result in quarterly fluctuations in operating results. Quarterly operating results are not necessarily accurate predictors of performance.

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
•
general economic factors.

Pet consumables safety, quality, and health concerns could adversely affect our business.

We could be adversely affected if consumers lose confidence in the safety and quality of our owned brand or vendor-supplied consumable pet products and supplies. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products in our locations or cause vendor production and delivery disruptions. The actual or perceived sale of contaminated pet consumables by our vendors or us could result in product liability claims against our vendors or us and a loss of consumer confidence, which could have an adverse effect on our sales and operations. In addition, if our products are alleged to pose a risk of injury or illness, or if they are alleged to have been mislabeled, misbranded, or adulterated, or to otherwise be in violation of governmental regulations, we may need to find alternate ingredients for our products, delay production of our products, or discard or otherwise dispose of our products, which could adversely affect our results of operations. If this occurs after the affected product has been distributed, we may need to withdraw or recall the affected product. Given the difficulty in converting pet food customers, if we lose customers due to a loss of confidence in safety or quality, it may be difficult to reacquire such customers.

Restrictions imposed in reaction to outbreaks of animal diseases or health epidemics, pandemics, and similar outbreaks, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, and results of operations.

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

As a result of the disruptions resulting from COVID-19, some manufacturers of pork and other protein-based ingredients we use in our products were forced to shut down processing plants or take other adverse actions. While our supply chain was not disrupted, similar disruptions in the future due to COVID-19 variants or other outbreaks could potentially limit the supply of, or increase prices for, certain of meat proteins used in our pet food products, adversely affecting our business and results of operations.

Fluctuations in the prices and availability of certain commodities, such as grains and meat protein, could materially adversely affect our operating results.

The pet food and supplies industry is subject to risks related to increases in the prices and availability of certain commodities used in the production of certain pet food and other pet-related products, specifically seed, wheat, and rice, as well as other materials that are used in the production of certain pet accessories. Additionally, increased human and/or pet consumption or population increases may potentially limit the supply of or increase prices for certain meat proteins, many of which are used in animal feed. Throughout 2022, costs of certain commodities increased significantly due to supply chain disruptions, the COVID-19 pandemic, increased fuel prices, increased demand, transportation and labor shortages, and general inflationary pressures, and we have resultingly observed increases in the costs we pay for certain vendor-supplied products. To help mitigate the impact of these cost increases, we have implemented select price increases, which is consistent with our historical practice and in the aggregate have not impacted our salves volume to date. However, our ability to continue to pass on increased purchase costs in the future will be significantly impacted by market conditions and competitive factors. If we are unable to continue to pass on any increased purchase costs to customers, we would experience decreased demand for or products and services and reduced margins, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Further, the success of our pet care centers depends on a number of factors, including the sustained success of the commercial area where the pet care center is located, consumer demographics, and consumer shopping habits and patterns. Changes in consumer shopping habits and patterns, reduced customer traffic in the commercial areas where our pet care centers are located, financial difficulties of our landlords, anchor tenants, or a significant number of other retailers, and shopping center vacancies or closures could impact the profitability of our pet care centers and increase the likelihood that our landlords fail to fulfill their obligations and conditions under our lease agreements. While we have certain remedies and protections under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities or due to macroeconomic effects could have a material adverse effect on our business, financial condition, and results of operations.

Failure to attract and retain quality employees and experienced management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training, and retaining top talent in our support centers, partners who are capable sales associates in large numbers in our pet care centers, and experienced management personnel. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, inflationary pressures, the availability of qualified persons in the markets where we operate, changing demographics, behavioral changes, health and other insurance costs, and governmental labor and employment requirements. We have faced, and could continue to face, labor shortages at several of our distribution centers due to factors directly or indirectly related to COVID-19 and related issues such as vaccine mandates, as well as other factors, which has adversely affected our operations. We have also faced, and could continue to face, increased wage competition and costs across our business in recruiting and retaining top talent. Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage partners but also the wages paid to our other hourly partners. If we fail to increase our wages competitively, we could fail to recruit and retain top talent and face labor shortages or staffing issues, and the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. Moreover, failure to achieve and maintain a diverse workforce and leadership team, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees. If we do not continue to attract, train, and retain quality associates and management personnel, our performance could be adversely affected.

Labor disputes may have an adverse effect on our operations.

We are not currently party to a collective bargaining agreement with any of our employees. We have experienced an attempted union organizing campaign, and may continue to experience union organizing campaigns, which can be disruptive to our operations, increase our labor costs and decrease our operational flexibility. We cannot assure you that some or all of our employees will not become covered by a collective bargaining agreement or that we will not encounter labor conflicts or strikes. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration, as well as current or future unionization efforts among other large employers. Particularly, in light of current support for changes to federal and state labor laws, we cannot provide any assurance that we will not experience additional and/or successful union organization activity in the future. Any labor disruptions could have an adverse effect on our business or results of operations and could cause us to lose customers. Further, our responses to any union organizing efforts could negatively impact our reputation and have adverse effects on our business, including on our financial results.

Claims under our insurance plans and policies may differ from our estimates, which could adversely affect our results of operations.

We use a combination of insurance and self-insurance plans to provide coverage for potential liabilities for workers’ compensation, general liability, business interruption, property damage, directors’ and officers’ liability, vehicle liability, cybersecurity incidents, and employee health-care benefits. Our insurance coverage may not be sufficient, and any insurance proceeds may not be timely paid to us. Moreover, as insurance premiums continue to increase, we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions, and our business, financial condition, and results of operations may be adversely affected if these assumptions are incorrect.

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

Geopolitical events, such as war or civil unrest in a country in which our vendors are located or dependent upon, or terrorist or military activities disrupting transportation, communication, or utility systems, local protests, and unrest and natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other severe weather and climate conditions (including those resulting from climate change), whether occurring in the United States or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors, severely damage or destroy one or more of our pet care centers or distribution centers located in the affected areas, result in temporary or long-term supply chain disruptions or cause increased transportation costs (whether due to fuel prices, fuel supply, or otherwise). For example, the ongoing conflict in Ukraine has resulted, and could continue to result, in volatile commodity markets, supply chain disruptions, and increased costs for transportation, energy, packaging and raw materials and other input costs. As a result of any such events, day-to-day operations, particularly our ability to receive products from our vendors or transport products to our pet care centers, could be adversely affected, or we could be required to close pet care centers or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. These or other occurrences could significantly impact our operating results and financial performance.

A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters do become more frequent or severe, disruptions to our business, including store closures, and our vendors and costs to repair damaged facilities or maintain or resume operations could increase. The long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions or rising sea levels) or transition risks (such as regulatory or technology changes or increased operating costs, including the cost of insurance) are expected to be widespread and unpredictable. These changes over time could also affect, for example, the availability and cost of certain products, insurance, commodities and energy (including utilities), which in turn may impact our ability to procure those certain goods or services required for the operation of our business at the quantities and levels we require or on otherwise commercially reasonable terms.

Inflation has adversely impacted, and is expected to continue to adversely impact, our financial condition and results of operations.

Inflation in the United States remained elevated throughout fiscal 2022. This is primarily believed to be the result of a multitude of factors, including the COVID-19 pandemic, global supply chain disruptions, the ongoing conflict in Ukraine and the impact on transportation costs (including increased fuel costs), increased labor costs, spending of excess savings, elevated demand for goods, and government stimulus packages, among other factors. For instance, global supply chain disruptions have resulted in shortages in certain materials and services. Such shortages have resulted in inflationary cost increases for labor and such materials and services, and could continue to cause costs to increase as well as scarcity of certain products. We are experiencing inflationary pressures in certain areas of our business, including with respect to employee wages and the cost of merchandise, although, to date, we have largely been able to mitigate such pressures through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

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

Our operations, including those of some of our vendors, are subject to federal, state, and local laws and regulations established by the OSHA, the FDA, the USDA, the DEA, the U.S. Environmental Protection Agency, the EEOC, the National Labor Relations Board, and by various other federal, state, local, and foreign authorities. These laws and regulations govern, among other things: our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions, and citizenship requirements; the weights and measures of our products; the manufacturing and distribution of foods, drugs, and controlled substances intended for animal use; our businesses that provide veterinary services and pet insurance plans; the transportation, handling, and sale of small pets; emissions to air and water and the generation, handling, storage, discharge, transportation, disposal, and remediation of waste and hazardous materials; the processing, storage, distribution, safety, advertising, labeling, promotion, and import or export of our products; providing services to our customers; contracted services with various third-party providers; credit and debit card processing; the handling, security, protection, and use of customer and associate information; and the licensing and certification of services. In addition, we have been, and may again the future be, subject to a wide range of state and local regulations relating to COVID-19, which frequently changed. For more information regarding laws and regulations that we are subject to, please read “Business—Government Regulation.”

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

Among other regulatory requirements, the FDA regulates the inclusion of specific claims in pet product labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA has issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in the FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do, and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions, and/or product recalls. In addition, we may produce new products in the future that may be subject to FDA pre-market review before we can market and sell such products. Our distribution centers are also subject to periodic inspection by the FDA and other governmental authorities.

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

Regulation of the sale of pet insurance is subject to change, and future regulations could harm our business, operating results, and financial condition.
Our business operates in the pet insurance market. The laws and regulations governing the offer, sale, and purchase of pet insurance are subject to change, and future changes may be adverse to our business. For example, if a jurisdiction were to alter the requirements for obtaining or maintaining an agent’s license in connection with the enrollment of a member, it could have a material adverse effect on our operations. Some states in the U.S. have adopted, and others are expected to adopt, new laws and regulations related to the pet insurance industry. It is difficult to predict how these or any other new laws and regulations will impact our business, but, in some cases, changes in insurance laws, regulations, and guidelines may require that we make significant modifications to our practices, which may be costly and difficult to implement, could harm our ability to effectively grow our pet insurance offerings, and could also harm business, operating results and financial condition.

We are subject to risks related to online payment methods and our Petco Pay promotional financing program.

We currently accept payments using a variety of methods, including credit cards, debit cards, Paypal, Klarna, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. As a merchant that accepts debit and credit cards for payment, we are subject to PCI DSS, which contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing, and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines.

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

We also occasionally receive orders placed with fraudulent data. Although we have measures in place to detect and reduce the occurrence of such fraudulent activity, those measures are not always effective, and we have incurred, and could in the future incur, losses for such fraudulent transactions, which could harm our business, financial condition, and results of operations.

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers through our Petco Pay program. Customers using Petco Pay can earn rewards for making purchases on the Petco-branded credit cards or receive extended payment terms and low interest financing on qualifying purchases. Petco Pay has generated incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. In addition, we earn profit share income and share in any losses from certain of our banking partners based on the performance of the programs. The income or loss we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, interest rates, the macroeconomic, regulatory and competitive environment, and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer Petco Pay to customers, reduce customer purchases, or impair our ability to earn income from sharing in the profits of the program.

Our marketing programs, e-commerce initiatives, and use of consumer information are governed by an evolving set of laws and enforcement trends, and changes in privacy laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, maintain, use, and share personal information provided to us through online activities and other consumer, employee, and business-to-business interactions in order to provide a better experience for our customers, employees, and vendors. Our current and future marketing programs depend on our ability to collect, maintain, use, and share this personal information with service providers and other third-party vendors, and our ability to do so depends on the trust that our customers place in us and our ability to maintain that trust. Additionally, our use of consumer data is subject to the terms of our privacy policies and certain contractual restrictions in third-party contracts as well as evolving federal, state, and international laws and enforcement trends. While we strive to comply with all such regulatory and contractual obligations and believe that we are good stewards of our customers’ data, this area is rapidly evolving, and it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules, or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Due to the rapidly evolving nature of this area of the law, we have seen an increase in claims filed against us and others by plaintiffs alleging violations of various data privacy laws. Although we believe many such proceedings are filed without merit, and no such proceeding filed against us has subjected us to material liability to date, any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business, and result in monetary liability.

One of the ways we track consumer data and interactions for marketing purposes, as well as advertise certain employment opportunities, is through the use of third-party “cookies” and similar online tracking technologies. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party cookies and other methods of online tracking (such as pixels, tags, and beacons) for behavioral advertising and other purposes. The U.S. government and various states have enacted, have considered, or are considering legislation or regulations that significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In addition, private litigants may claim the use of these tracking technologies invades their privacy, violates privacy or other laws, or constitutes an unfair business practice. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective, including for recruiting purposes. The regulation of the use of these cookies and other current online tracking, recruiting, and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and/or recruitment, and limit our ability to acquire new customers and/or staff on cost-effective terms and, consequently, materially and adversely affect our business, financial condition, and results of operations.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand or further enforce current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gave California residents expanded rights to access and delete their personal information, opt out of certain uses of personal information, and receive detailed information about what personal information is collected, how their personal information is used, and how that personal information is shared. The CCPA provided for civil penalties for violations enforced by the California Attorney General, as well as a private right of action for data breaches that has resulted in an increase data breach litigation. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents and went into effect on January 1, 2023. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also created the California Privacy Protection Agency, a new data protection agency specifically tasked to issue privacy regulations and enforce the law, which is likely to result in increased regulatory scrutiny of California businesses in the areas of data protection and security. In particular, the California Privacy Protection Agency is currently engaged in formal rulemaking to adopt regulations implementing the CPRA. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent state privacy legislation in the United States. Similar laws have been passed in several other states, and have been proposed in additional states and at the federal level. If passed, such laws may have potentially conflicting requirements that would make compliance challenging. We have incurred and may continue to incur costs to adapt our systems and practices to comply with the these requirements, and these costs may adversely affect our financial condition and results of operations. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination, and security of other personal data. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.

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

We send short message service, or SMS, text messages to customers and job candidates. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991, a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices are not adequate or violate applicable law, resulting in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, or could face negative publicity, and our business, financial condition, and results of operations could be adversely affected as a result. Even an unsuccessful challenge of our SMS texting practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.

Product recalls and product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, financial condition, results of operations, and cash flows.

We are subject to regulations by a variety of federal, state, and international regulatory authorities, including regulations regarding the safety and quality of our products. We purchase merchandise from several hundred different vendors. One or more of our vendors, including manufacturers of our owned or private label brand products, might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our pet care centers. Any issues of product safety or allegations that our products are in violation of governmental regulations, including, but not limited to, issues involving products manufactured in foreign countries, could cause those products to be recalled. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, product safety requirements, or applicable governmental regulations, our reputation and brands could be damaged, potentially leading to decreased sales or increases in customer litigation against us. Further, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result, and could adversely affect our reputation, financial condition, results of operations, and cash flows.

Failure to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology or our brand could harm our competitive position or require us to incur significant expenses to enforce our rights.

Our trademarks, such as Bond & Co., EveryYay, Good 2 Go, Good Lovin’, Harmony, Imagitarium, Leaps & Bounds, Pals Rewards, Petco, Petco Love, PetCoach, PupBox, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, WholeHearted, You & Me, Youly, Vital Care Core, and Vital Care Premier, are valuable assets that support our brand and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent, and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies, and processes. We might not be able to obtain broad protection in the United States for all of our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial, and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our trademarks. Any of our patents, trademarks, or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Further, our nondisclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies, and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective intellectual property protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. We might be required to expend significant resources to monitor and protect our intellectual property rights. For example, we may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others. However, we may be unable to discover or determine the extent of any infringement, misappropriation, or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights and other proprietary rights. Any such litigation, whether or not resolved in our favor, could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition, and results of operations may be materially adversely affected.

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

If any of the foregoing occurs, our ability to compete in the markets in which we operate could be affected or our business, financial condition, and results of operations may be materially adversely affected.

We are party to routine litigation arising in the ordinary course of our business and may become involved in additional litigation, all of which could require time and attention from certain members of management and result in significant legal expenses.

We are involved in litigation arising in the ordinary course of business, including claims related to federal or state wage and hour laws, working conditions, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy and data protection, disputes with landlords and vendors, claims from customers or employees alleging failure to maintain safe premises, and other matters. Even if we prevail, litigation can be time-consuming and expensive. An unfavorable outcome in one or more of these existing lawsuits, or future litigation to which we become a party, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy, as well as legal and regulatory requirements requiring certain climate-related disclosures, and pressure from shareholders, ratings agencies, and other third parties to make various climate-related disclosures. Such measures have subjected us, and may subject our vendors, to additional costs and restrictions and require significant operating and capital expenditures, including with respect to waste and energy reduction, compliance costs, and workforce initiatives, which could adversely impact our business, financial condition, results of operations and cash flows.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq, and other applicable securities laws and regulations. Compliance with these laws and regulations has increased our legal and financial compliance costs and makes some activities more difficult, time-consuming, and/or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly, and current reports with respect to our business and operating results. Being subject to rules and regulations applicable to public companies makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These additional requirements impose significant additional costs on us and require a significant amount of our management’s attention, and could affect our ability to attract and retain qualified board members.

Our aspirations, goals, and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to numerous risks.

We have developed, and will continue to establish, goals, targets, and other objectives related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, evolving disclosure standards and/or policies established by regulators and standards organizations, stockholders, ratings agencies, and proxy advisory firms, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards. Furthermore, methodologies for reporting sustainability information may be updated and previously reported information may be adjusted to reflect improvement in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. Our processes and controls for reporting sustainability information across our operations are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals or reported progress in achieving such goals, or adversely impact our ability to achieve such goals in the future.

Our business may face increased scrutiny from the investment community, other stakeholders, and the media related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and customers, and our attractiveness as an investment, business partner, or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Furthermore, positions we take or do not take on social issues may be unpopular with some of our customers, partners, advocacy groups, or other stakeholders in the communities in which we operate, which may lead to adverse effects on our business. Even if we achieve our goals, targets, and objectives, we may not realize all of the benefits that we expected at the time they were established.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our cash flows and prevent us from fulfilling our obligations under existing debt agreements.

At January 28, 2023, we had outstanding a (i) $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and (ii) secured asset-based revolving credit facility providing for senior secured financing of up to $500 million, subject to a borrowing base, maturing on March 4, 2026 (the “ABL Revolving Credit Facility”). Our substantial indebtedness could restrict our operations and could have important consequences. For example, it could:

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

We may incur substantial additional indebtedness in the future, which would increase our debt service obligations and could further reduce the cash available to invest in operations. The terms of the credit agreements governing the First Lien Term Loan and ABL Revolving Credit Facility allow us and our subsidiaries to incur additional indebtedness, subject to limitations. As of January 28, 2023, we and our subsidiaries had an additional

$443.9 million of unused commitments available to be borrowed under the ABL Revolving Credit Facility. This amount is net of $56.1 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. If new debt is added to our debt levels, or any debt is incurred by our subsidiaries, the related risks that we and our subsidiaries now face could increase.

To service our indebtedness, we require a significant amount of cash. Our ability to generate or access cash depends on many factors beyond our control.

Our ability to make payments on and refinance our indebtedness, and to fund planned capital expenditures, depends on our ability to generate or access cash in the future. This ability is subject to general economic, financial (including prevailing interest rates), competitive, legislative, regulatory, and other factors that are beyond our control.

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

Our variable rate indebtedness subjects us to interest rate risk, which has caused, and may continue to cause, our indebtedness service obligations to increase significantly.

Borrowings under the First Lien Term Loan and ABL Revolving Credit Facility are at variable rates of interest and expose us to interest rate risk. Due to interest rate increases in fiscal 2022, our debt service obligations on the variable rate indebtedness have increased even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, have correspondingly decreased. It is likely that interest rates will continue to rise in the future, which may further adversely affect our liquidity, results of operations, and financial position. Although we have entered into agreements capping portions of our exposure to higher interest rates, these agreements may not prove to be effective in the aggregate, as a significant portion of our variable rate debt remains uncapped.

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

The replacement of LIBOR with SOFR may adversely affect interest expense related to our outstanding debt.

We have outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (“SOFR”). Previously, the variable interest rates related to our outstanding debt were based on the London Inter-bank Offered Rate (“LIBOR”). The composition and characteristics of SOFR significantly differ from those of LIBOR. For instance, SOFR is a secured rate, while LIBOR is an unsecured rate; and while SOFR is an overnight rate, LIBOR represents interbank funding for a specified term. The use of SOFR-based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we previously experienced when referenced to LIBOR. SOFR is a relatively new reference rate, has a very limited history, and is based on short-term repurchase agreements backed by U.S. Treasury securities. Changes in SOFR could be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time, including as a result of, without limitation, changes in interest and yield rates in the market, bank credit risk, market volatility or global or regional economic, financial, political, regulatory, judicial, or other events. As a result, the amount of interest we may pay on our credit facilities can be difficult to predict. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future, and there can be no assurance that SOFR will be positive. While some pre-publication historical data for SOFR has been released by the Federal Reserve Bank of New York, production of such historical indicative SOFR data inherently involves assumptions, estimates and approximations. No future performance of SOFR may be inferred from any of the historical actual or historical indicative SOFR data. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR. Additionally, there can be no assurance that SOFR will continue to maintain market acceptance or that the method by which the reference rate is calculated will continue in its current form. Uncertainty as to the nature of such potential changes may adversely affect the trading market for our securities as well as our results of operations and cash flows.

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about the replacement of LIBOR-based interest rates applicable to borrowings under our debt agreements with SOFR-based interest rates.

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
•
the requirement that our nominating and corporate governance committee be composed entirely of independent directors; and
•
the requirement that our compensation committee be composed entirely of independent directors.

We currently utilize all of these exemptions. As a result, we do not have a majority of independent directors serving on our board of directors and neither our compensation committee nor our nominating and corporate governance committee consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

We have not paid, and do not anticipate paying, any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the First Lien Term Loan and ABL Revolving Credit Facility, as well as by the terms of our stockholder’s agreement. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur. Please read “Dividend Policy” for more detail.

We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

Petco Health and Wellness Company, Inc. and certain of our subsidiaries are holding companies with nominal net worth. We do not have any material assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiary, Petco Animal Supplies Stores, Inc. and certain of its subsidiaries. As a result, in addition to the restrictions on payment of dividends that apply under the terms of our existing indebtedness, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us.

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

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, has, and could continue to, subject the market price of our shares to wide price fluctuations regardless of our operating performance. You may not be able to resell your shares at or above the price that you paid for them, or at all. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

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
•
changing economic conditions, including interest rates and financial market uncertainty;
•
changes in accounting principles;
•
default under agreements governing our indebtedness; and
•
other events or factors, including those from severe weather events (including as a result of climate change), natural disasters, pandemic, pet disease, war, acts of terrorism, or responses to these events.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes brought securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending and/or settling the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

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

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

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

If securities or industry analysts adversely change their recommendations regarding our shares, or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our shares is influenced in part by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

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

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls, and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent public accounting firm also is required to issue an attestation report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources. Moreover, any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.

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

From time to time, U.S. tax authorities, including state and local governments, consider legislation that, if enacted, could have a material effect on our effective tax rate.

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

We lease all of our distribution center locations and all of our 1,430 pet care centers in the U.S. and Puerto Rico. The original lease term for pet care centers is generally ten years, with certain leases being shorter or longer, and many of these leases contain renewal options. The vast majority of pet care center leases, excluding renewal options, expire at various dates over the next ten years. Our pet care centers are generally located at sites co-anchored by strong destination stores. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain locations exceed specified amounts, provide for additional rent expense.

Item 3. Legal Proceedings.

We are involved in the legal proceedings described in Note 15, Commitments and Contingencies, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and we are subject to other claims and litigation arising in the ordinary course of business. The outcome of any litigation is inherently uncertain, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our business. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or results of operations.

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

Holders

As of March 23, 2023, there were sixty-four shareholders of record of our Class A common stock, one shareholder of record of our Class B-1 common stock, and two shareholders of record of our Class B-2 common stock. The number of record holders of our Class A common stock does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

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

Performance Graph

The graph below compares the cumulative total return on our Class A common stock with the cumulative total returns of the Nasdaq Composite index and S&P Retail index from January14, 2021 (the initial day of trading for our Class A common stock) through January 28, 2023. The graph assumes that the value of the investment in our Class A common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on January 14, 2021 and tracks it through January 28, 2023. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

	1/14/21	1/21	4/21	7/21	10/21	1/22	4/22	7/22	10/22	1/23

Petco Health and Wellness Company Inc.	100.00	88.54	80.34	70.17	84.12	62.24	65.51	47.35	35.82	39.93
NASDAQ Composite	100.00	101.44	108.55	114.26	120.88	111.23	96.52	97.17	86.35	91.27
S&P Retail	100.00	99.36	112.41	111.83	117.11	105.22	93.07	96.00	84.47	87.14

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

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own partners. We have consistently set new standards in pet care while delivering comprehensive pet wellness products, services and solutions, and creating communities that deepen the pet-pet parent bond. In recent years, we have transformed our business from a successful yet traditional retailer to a disruptive, fully integrated, omnichannel provider of holistic pet health and wellness offerings, including premium products, services, and veterinary care. Through our integrated ecosystem, we provide our over 25 million total active customers with a comprehensive offering of differentiated products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, including a growing network of 247 in-store veterinary hospitals, our digital channel, and our flexible fulfillment options.

Our multicategory, go-to-market strategy integrates our strong digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Our e-commerce site and personalized mobile app serve as hubs for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging our extensive physical network of pet care centers, we are able to offer our comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over much of our competition. The full value of our health and wellness ecosystem is realized for customers through our Vital Care Premier membership program. From the nutrition and supplies pets need each day, to the services that keep them at optimal health, Vital Care Premier makes it easier and more affordable for pet parents to care for their pet’s whole health all in one place. Vital Care Premier memberships are at the top of our integrated loyalty programs, followed by Vital Care Core and our other perks programs that provide rewards for frequent purchasing.

We strive to be a truly unique company, one that is saving and improving millions of pet lives and tangibly improving the lives of pet parents and the partners who work for us, while at the same time executing our differentiated strategy with excellence. In tandem with Petco Love (formerly the Petco Foundation), an independent nonprofit organization, we work with and support thousands of local animal welfare groups across the country and, through in-store adoption events, we have helped find homes for nearly 7 million animals.

Through our multi-channel platform, we provide a comprehensive offering of differentiated products and services that fulfill the needs of pet parents and their pets. Our product offering leverages a broad, carefully curated assortment of owned brand and exclusive merchandise and partnerships with premium third-party brands to provide customers with high quality nutrition without artificial ingredients, complemented by a wide variety of premium pet care supplies and companion animals. While we offer pet parents a full spectrum of product choices within our high standards of nutrition and quality, our assortment is differentially weighted towards premium products to address the needs of the growing number of health-conscious pet parents. We integrate this differentiated product offering with our services business in order to build on the foundation of treating the whole pet, including their physical, mental and social well-being. Our service offering includes a broad suite of pet health services, including veterinary care, grooming and training. This offering is further enhanced by a rapidly expanding, high quality, accessible, comprehensive veterinary care platform, which includes full-service veterinary hospitals, Vetco mobile clinics, and tele-health services. We are increasingly linking our offerings with membership programs such as Vital Care Premier and pet health insurance that create deeper engagement with our customers, and with our Vital Care Core loyalty program members specifically, which members accounted for over 85% of transactions in fiscal 2022. In addition to providing differentiated products and services, our over 26,000 knowledgeable, passionate partners in our pet care centers provide important high-quality advice to our customers.

Macroeconomic factors, including rising interest rates, inflationary pressures, supply chain constraints, global economic and geopolitical developments, and the prolonged COVID-19 pandemic have varying impacts on our results of operations, such as decreases in sales of discretionary items like supplies, that are difficult to isolate and quantify. We cannot predict the duration or ultimate severity of these macroeconomic factors or the ultimate impact on our operations and liquidity. For more information regarding certain risks associated with these macroeconomic factors, please refer to the risk factors in Part I, Item 1A, "Risk Factors" of this Form 10-K.

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

Non-GAAP Financial Measures

Management and our board of directors review, in addition to GAAP (as defined herein) measures, certain non-GAAP financial measures, including Adjusted EBITDA and Free Cash Flow to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. Further explanations of these non-GAAP measures, along with reconciliations to their most comparable GAAP measures, are presented below under “Reconciliation of Non-GAAP Financial Measures to GAAP Measures.”

Factors Affecting Our Business

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Pet Industry Trends

The U.S. pet care industry is large and growing, serving millions of households with pets, and represented a total addressable market of $133 billion in 2022. Since 2008, the industry has exhibited steady growth driven by an increase in the underlying pet population coupled with strong tailwinds associated with pet humanization. Due to the essential, repeat nature of pet care, the industry has demonstrated resilience across economic cycles, as evidenced by the strong industry performance during the Great Recession from 2008 to 2010. In addition, as a result of the COVID-19 pandemic, the industry experienced a significant increase in household pets and therefore demand, which is expected to be a tailwind for years to come. Beginning in fiscal 2020, U.S. households welcomed millions of incremental new pets into their homes that will need to be fed, groomed, vaccinated, and treated during their lives. Importantly, the majority of these new pet parents came from Millennial and Gen Z generations, who typically spend more on their pets.

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

Innovation and Transformation

Our operating results reflect significant investments made to support innovation and business transformation strategies. These investments include: expansion of our veterinary footprint, digital and e-commerce integration and expansion; enhanced supply chain capacity including additional distribution centers; data analytical capabilities; and marketing and advertising.

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

Interest Expense

Our interest expense in fiscal 2020 and a portion of fiscal 2021 was primarily associated with a term loan facility, a revolving credit facility, the Floating Rate Senior Notes (as defined herein), the 3.00% Senior Notes (as defined herein), and interest rate caps. In January 2021, the Floating Rate Senior Notes and the 3.00% Senior Notes were exchanged, canceled, and/or redeemed in connection with the initial public offering, and our interest rate caps were settled in accordance with their contractual terms. On March 4, 2021, we borrowed $1,700.0 million under a new first lien term loan facility, repaid all outstanding principal and interest on the existing term loan facility, and replaced our existing revolving credit facility with a new revolving credit facility. Please read the discussion under “Liquidity and Capital Resources—Sources of Liquidity” for further information.

Our interest expense in fiscal 2022 was primarily associated with a first lien term loan facility and a revolving credit facility. In November 2022, we entered into a series of interest rate cap agreements to limit the maximum interest on a portion of our variable-rate debt and decrease our exposure to interest rate variability. In December 2022, we amended our first lien term loan facility and our revolving credit facility to replace the LIBOR-based rate with a SOFR-based rate as the interest rate benchmark. Please read the discussion under “Liquidity and Capital Resources—Sources of Liquidity” for further information.

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

Net Loss Attributable to Noncontrolling Interest

The noncontrolling interest represents 50% of the net loss of our veterinary joint venture, which is a variable interest entity for which we were deemed to be the primary beneficiary beginning in fiscal 2019 due to revisions made in the joint operating agreement. In May 2022, the Company completed the purchase of the remaining 50% of the issued and outstanding membership interests of the joint venture, which is now a wholly owned subsidiary of the Company.

Executive Summary

Our business transformation initiatives, accelerated by an increase in pet ownership and a shift in customer discretionary spend toward the pet category, have driven strong top-and bottom-line results in our business. Comparing fiscal 2022 and fiscal 2021, our results included the following:

•
an increase in net sales from $5.81 billion to $6.04 billion, representing period-over-period growth of 3.9%;
•
comparable sales growth of 4.5%;
•
net income attributable to Class A and B-1 common stockholders of $90.8 million, compared to net income attributable to Class A and B-1 common stockholders of $164.4 million in the prior year; and
•
Net cash flows provided by operating activities decreased from $358.2 million in fiscal 2021 to $346.0 million in fiscal 2022.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$6,035,967	$5,807,149	$4,920,202
Cost of sales	3,608,860	3,380,539	2,813,464
Gross profit	2,427,107	2,426,610	2,106,738
Selling, general and administrative expenses	2,201,548	2,160,539	1,912,314
Operating income	225,559	266,071	194,424
Interest income	(1,032)	(62)	(653)
Interest expense	101,643	77,397	219,083
Loss on extinguishment and modification of debt	—	20,838	17,549
Other non-operating loss (income)	12,667	(34,497)	—
Income (loss) before income taxes and income from equity method investees	112,281	202,395	(41,555)
Income tax expense (benefit)	35,347	53,473	(3,337)
Income from equity method investees	(12,976)	(10,883)	(6,482)
Net income (loss)	89,910	159,805	(31,736)
Net loss attributable to noncontrolling interest	(891)	(4,612)	(5,253)
Net income (loss) attributable to Class A and B-1 common stockholders	$90,801	$164,417	$(26,483)

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.8	58.2	57.2
Gross profit	40.2	41.8	42.8
Selling, general and administrative expenses	36.5	37.2	38.9
Operating income	3.7	4.6	3.9
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	1.6	1.3	4.4
Loss on extinguishment and modification of debt	—	0.4	0.3
Other non-operating loss (income)	0.2	(0.6)	—
Income (loss) before income taxes and income from equity method investees	1.9	3.5	(0.8)
Income tax expense (benefit)	0.6	0.9	(0.1)
Income from equity method investees	(0.2)	(0.2)	(0.1)
Net income (loss)	1.5	2.8	(0.6)
Net loss attributable to noncontrolling interest	0.0	0.0	(0.1)
Net income (loss) attributable to Class A and B-1 common stockholders	1.5%	2.8%	(0.5)%

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Operational Data:
Comparable sales increase	4.5%	18.9%	11.4%
Total pet care centers (U.S. and Puerto Rico) at end of period	1,430	1,433	1,454
Total veterinarian practices at end of period	247	197	125

Fiscal 2022 (52 weeks) Compared with Fiscal 2021 (52 weeks)

Net Sales and Comparable Sales

	Fiscal years ended
(dollars in thousands)	January 28, 2023	January 29, 2022	$ Change	% Change
Consumables	$2,859,602	$2,533,755	$325,847	12.9%
Supplies and companion animals	2,370,913	2,603,104	(232,191)	(8.9%)
Services and other	805,452	670,290	135,162	20.2%
Net sales	$6,035,967	$5,807,149	$228,818	3.9%

Net sales increased $228.8 million, or 3.9%, to $6.04 billion in fiscal 2022 compared to net sales of $5.81 billion in fiscal 2021, driven by a 4.5% increase in our comparable sales. With our investments in our business over the past two years, we were, and continue to be, well-positioned to meet the increasing and evolving needs of pets and their parents. Our sales growth period-over-period was driven by our strong execution and differentiated product model across digital and in our pet care centers, an increase in new pet ownership and a resulting increase in sales to meet the needs of these pet parents. Net sales during fiscal 2022 and fiscal 2021 were impacted by inflation and, where possible, we have worked with our merchant partners to help offset cost input increases.

The increase in consumables sales between the periods was driven in part by the increase in new pets, our strategic investments in customer acquisition and retention, continued expansion of our product assortment and a mix shift to more premium consumables, including fresh and frozen food. The decrease in supplies and companion animals sales is due in part to a strong stimulus driven fiscal 2021 and a decrease in spending on certain non-essential items. The increase in services and other was due in part to the increase in new pets, growth in our membership offerings including Vital Care Premier and Vital Care Core, and growth in our grooming services and veterinary hospital business in which we now operate 247 veterinary hospitals – an increase of 50 over the prior year.

In fiscal 2022, pet care center merchandise delivered growth of 1.4% with higher retail traffic and strong growth. Strength in consumables continues to offset the impact of discretionary purchasing in supplies and companion animals. Our e-commerce and digital sales increased 10.5% from fiscal 2021 to fiscal 2022, driven by strength in our digital pharmacy and repeat customers.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

Gross profit increased $0.5 million, or 0.0%, to $2.43 billion in fiscal 2022 compared to gross profit of $2.43 billion for fiscal 2021. As a percentage of sales, our gross profit rate was 40.2% for fiscal 2022 compared to 41.8% for fiscal 2021. The increase in gross profit was due to the overall increase in net sales. The decrease in gross profit rate in fiscal 2022 as compared to fiscal 2021 was primarily driven by the mix impact of strength in consumables sales and lower supplies and companion animal sales combined with elevated supply chain costs. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative Expenses

SG&A expenses increased $41.0 million, or 1.9%, to $2.20 billion for fiscal 2022 compared to $2.16 billion for fiscal 2021. As a percentage of net sales, SG&A expenses decreased from 37.2% in fiscal 2021 to 36.5% in fiscal 2022 reflecting operating leverage from net sales growth. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in people, infrastructure and marketing. The increase in SG&A expenses period-over-period was to support our growth as we invest in infrastructure and our people and was partially offset by a $24.2 million decrease in advertising expenses, primarily due to investments that were made during fiscal 2021 for our rebranding campaign, inclusive of a TV launch and associated advertisements.

Interest Expense

Interest expense increased $24.2 million, or 31.3%, to $101.6 million in fiscal 2022 compared with $77.4 million in fiscal 2021, primarily due to an increase in prevailing rates on our First Lien Term Loan associated with the current interest rate environment.

Loss on Extinguishment and Modification of Debt

In fiscal 2022, the Company did not recognize any losses on extinguishment or modification of debt. In fiscal 2021, the Company recognized $20.8 million of losses on the March 2021 refinancing of the Amended Term Loan Facility and Amended Revolving Credit Facility. For more information regarding these activities, refer to Note 7, “Senior Secured Credit Facilities,” and Note 9, “Senior Notes,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Non-Operating (Income) Loss

Other non-operating loss was $12.7 million for fiscal 2022 and other non-operating income was $34.5 million for fiscal 2021. These losses and gains relate to non-cash remeasurements of the fair value of our investment in Rover Group, Inc. which began after the consummation of its merger with a publicly traded special purpose acquisition company in fiscal 2021. For more information regarding this activity, refer to Note 10, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Income Tax Expense (Benefit)

Our effective tax rate was 28.0% for fiscal 2022, resulting in income tax expense of $35.3 million, compared to an effective tax rate of 24.5% and income tax expense of $53.5 million for fiscal 2021. The increase in effective tax rate in fiscal 2022 as compared to fiscal 2021 is driven by a change in pre-tax earnings and the inclusion of transaction costs incurred by the Company in connection with its initial public offering, which resulted in a benefit of $5.2 million that decreased the effective tax rate in fiscal 2021.

Net Income (Loss) Attributable to Class A and B-1 Common Stockholders

Net income attributable to Class A and B-1 common stockholders was $90.8 million for fiscal 2022 compared with a net income attributable to Class A and B-1 common stockholders of $164.4 million for fiscal 2021. The decline period-over-period was primarily driven by higher SG&A costs of $41.0 million, higher interest expense of $24.2 million, a $47.2 million change in the remeasurement of our investment in Rover Group, Inc. offset partially by a 20.8 million loss on debt extinguishment recorded in fiscal 2021.

Prior Year Discussion of Results and Comparisons

For information on fiscal 2021 results and similar comparisons, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our previous Annual Report on Form 10-K filed with the SEC on March 24, 2022.

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

Beginning in ~~f~~iscal 2023, we have made certain changes to how we define Adjusted EBITDA that impacts the comparability of the metrics to prior periods. Specifically, we will no longer include store pre-opening expenses, store closing expenses, non-cash occupancy costs, and certain other costs in our non-GAAP adjustments. Details of these changes and a reconciliation of the definitions prior to fiscal 2023 to the go-forward definition is presented in the tables and related footnotes below.

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
(dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)
Net income (loss) attributable to Class A and B-1 common stockholders	$90,801	$164,417	$(26,483)
Interest expense, net	100,611	77,335	218,430
Income tax expense (benefit)	35,347	53,473	(3,337)
Depreciation and amortization	193,828	172,431	174,836
Income from equity method investees	(12,976)	(10,883)	(6,482)
Loss on extinguishment and modification of debt	—	20,838	17,549
Asset impairments and write offs	1,992	10,918	15,606
Equity-based compensation	60,784	49,265	12,915
Other non-operating loss (income)	12,667	(34,497)	—
Mexico joint venture EBITDA (1)	29,584	26,837	19,074
Store pre-opening expenses (2)	14,993	14,765	9,228
Store closing expenses (2)	5,168	5,028	7,782
Non-cash occupancy-related costs (3)	8,432	8,114	19,240
Acquisition-related integration costs (4)	15,314	—	—
Other costs (5)	25,790	33,437	25,990
Adjusted EBITDA, as defined through fiscal 2022	$582,335	$591,478	$484,348
Store pre-opening expenses (2)	(14,993)	(14,765)	(9,228)
Store closing expenses (2)	(5,168)	(5,028)	(7,782)
Non-cash occupancy-related costs (3)	(8,432)	(8,114)	(19,240)
Other costs (5)	(22,973)	(15,202)	(20,535)
Adjusted EBITDA, as defined beginning fiscal 2023	$530,769	$548,369	$427,563
Net sales	$6,035,967	$5,807,149	$4,920,202
Net margin (6)	1.5%	2.8%	(0.5)%
Adjusted EBITDA Margin, as defined through fiscal 2022 (6)	9.6%	10.2%	9.8%
Adjusted EBITDA Margin, as defined beginning fiscal 2023 (6)	8.8%	9.4%	8.7%

(1)
Mexico Joint Venture EBITDA represents 50 percent of the entity’s operating results for all periods, as adjusted to reflect the results on a basis comparable to Adjusted EBITDA. In the financial statements, this joint venture is accounted for as an equity method investment and reported net of depreciation and income taxes. Because such a presentation would not reflect the adjustments made in the calculation of Adjusted EBITDA, we include the 50 percent interest in the company’s Mexico joint venture on an Adjusted EBITDA basis to ensure consistency. The table below presents a reconciliation of Mexico joint venture net income to Mexico joint venture EBITDA:

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
(dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$24,757	$21,773	$14,225
Depreciation	19,820	15,679	12,249
Income tax expense	9,409	11,390	6,229
Foreign currency (gain) loss	(268)	(431)	704
Interest expense, net	5,449	5,263	4,740
EBITDA	$59,167	$53,674	$38,147
50% of EBITDA	$29,584	$26,837	$19,074

(2)
Store pre-opening and closing expenses were adjusted for periods prior to fiscal 2023. Beginning in fiscal 2023, such expenses will no longer be adjusted.
(3)
Non-cash occupancy-related costs include the difference between cash and straight-line rent and were adjusted for periods prior to fiscal 2023. Beginning in fiscal 2023, such expenses will no longer be adjusted.
(4)
Acquisition/integration costs include direct costs resulting from acquiring and integrating businesses. These include third-party professional and legal fees and other integration-related costs that would not have otherwise been incurred as part of the Company’s operations. In fiscal 2022, approximately $8.2 million of these integration costs was recorded in cost of sales, and $7.1 million of these integration costs was recorded in selling, general and administrative expenses.

(5)
Other costs prior to fiscal 2023 included: severance; legal reserves and related fees; one-time consulting and other costs associated with our strategic transformation initiatives; discontinuation and liquidation costs; and costs related to our initial public offering and refinancing. Other costs beginning in fiscal 2023 will include as incurred: restructuring costs and restructuring-related severance costs; legal reserves associated with significant, non-ordinary course legal or regulatory matters; and costs related to certain significant strategic transactions.
(6)
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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
(dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)
Net cash provided by operating activities	$346,003	$358,215	$268,615
Cash paid for fixed assets	(278,020)	(239,110)	(159,560)
Free Cash Flow	$67,983	$119,105	$109,055

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of January 28, 2023 was $645.8 million inclusive of cash and cash equivalents of $201.9 million and $443.9 million of availability on the ABL Revolving Credit Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the ABL Revolving Credit Facility, will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of January 28, 2023, while others are considered future obligations. Our contractual obligations primarily consist of operating leases and long-term debt and related interest payments. We also enter certain short-term lease commitments, letters of credit and purchase obligations in the normal course of business. Refer to Note 5, “Leases,” and Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for amounts outstanding as of January 28, 2023 related to operating leases and debt, respectively. Refer also to further discussion on our debt refinancing transaction in “Sources of Liquidity” below.

Purchase obligations and commitments consist of open purchase orders, non-cancellable commitments for information technology, marketing and other products and services used in the normal course of business as well as our commitment for naming rights to the baseball stadium. As of January 28, 2023, our purchase obligations and commitments were $353.2 million of which $294.1 million is considered short-term.

Cash Flows

The following table summarizes our consolidated cash flows:

	Fiscal years ended
(dollars in thousands)	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Total cash provided by (used in):
Operating activities	$346,003	$358,215	$268,615
Investing activities	(320,324)	(237,083)	(157,185)
Financing activities	(33,842)	(18,782)	(146,608)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,163)	$102,350	$(35,178)

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

Net cash provided by operating activities was $346.0 million in fiscal 2022 compared with net cash provided by operating activities of $358.2 million in fiscal 2021. The decrease in operating cash flow was due to lower operating income, higher interest payments, higher cash paid for payroll and fringe as well as payouts of prior year accrued incentive bonuses. This was partially offset by lower cash paid for advertising and lower cash payments on operating leases due to the timing of rent payments.

Net cash provided by operating activities was $358.2 million in fiscal 2021 compared with $268.6 million in fiscal 2020. The increase in operating cash flow was due to strong operating performance and working capital benefit generated by higher sales as well as lower interest payments due to the reduction of debt balances in connection with the initial public offering and related recapitalization, and the refinancing transaction that occurred on March 4, 2021 discussed under “Sources of Liquidity” below. The increase in operating cash flows between the periods was partially offset by an increase in cash paid for inventory driven by higher inventory turns, higher payroll and fringe driven by operating performance along with other changes in working capital which is subject to many variables including the timing of cash receipts and payments.

Investing Activities

Net cash used in investing activities was $320.3 million, $237.1 million, and $157.2 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively, and consisted primarily of capital expenditures supporting our growth and initiatives.

The increase in capital expenditures between the periods was primarily due to the build-out of our veterinary hospitals, innovation, capital expenditures for our new distribution centers and enhanced supply chain capacity in response to our sales growth. In fiscal 2023, we expect to spend approximately $225 million to $250 million in capital expenditures.

Capital expenditures by category during the periods set forth below are as follows:

	Fiscal years ended
(dollars in thousands)	January 28, 2023	January 29, 2022	January 30, 2021
New and existing pet care center locations	$146,432	$140,721	$80,776
Digital and information technology	78,611	57,319	68,232
Supply chain and other	52,977	41,070	10,552
Total capital expenditures	$278,020	$239,110	$159,560

Financing Activities

Net cash used in financing activities was $33.8 million for fiscal 2022, compared with $18.8 million used in financing activities in fiscal 2021 and $146.6 million used in financing activities in fiscal 2020.

Financing cash flows in fiscal 2022 primarily consisted of borrowings and repayments under the ABL Revolving Credit Facility, quarterly term loan repayments, and payments for tax withholdings on stock-based awards.

Financing cash flows in fiscal 2021 primarily consisted of borrowings and repayments of debt in connection with the March 4, 2021 debt refinancing transaction discussed under “Sources of Liquidity” below.

Financing cash flows in fiscal 2020 primarily consisted of repayments of debt in connection with the initial public offering that occurred on January 19, 2021. Upon the closing of the initial public offering, the Company repaid $727.0 million of the Amended Term Loan Facility, $300.0 million in principal on the Floating Rate Senior Notes and $4.0 million on the 3.00% Senior Notes. These payments were made from net proceeds of $936.0 million from the initial public offering. The Company paid an additional $18.9 million of term loan principal payments in fiscal 2020. For more information regarding these activities, refer to Note 7, “Senior Secured Credit Facilities,” and Note 8, “Senior Notes,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, at the start of the COVID-19 pandemic in March 2020, we took a precautionary draw on the Amended Revolving Credit Facility of $250.0 million. As operations stabilized and financial results improved, the balance was repaid in full in the second quarter of fiscal 2020 and no amounts were outstanding as of January 30, 2021.

Sources of Liquidity

Senior Secured Credit Facilities

On March 4, 2021, the Company completed a refinancing transaction by entering into a $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and the ABL Revolving Credit Facility, which matures on March 4, 2026 and has availability of up to $500.0 million, subject to a borrowing base.

On December 12, 2022, the Company amended the First Lien Term Loan to replace the LIBOR-based rate with a SOFR-based rate as the interest rate benchmark. Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted Term SOFR, subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are $4.25 million quarterly. In March 2023, the Company repaid $35.0 million on the First Lien Term Loan using existing cash on hand. The repayment was applied to remaining principal payments in order of scheduled payment date.

For more information regarding this indebtedness, refer to Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Derivative Instruments

In November 2022, the Company entered into a series of interest rate cap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability when three-month SOFR as published by CME Group exceeds 4.5%. The interest rate caps are accounted for as cash flow hedges, and changes in the fair value of the interest rate caps are reported as a component of accumulated other comprehensive income.

For more information regarding derivative instruments, refer to Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We have not made any material changes in our methodology used to establish our inventory valuation and shrink reserves during the past three fiscal years, and we have not had material adjustments between our estimated shrinkage percentages and actual results. A 10% difference in our actual valuation reserve at January 28, 2023 would have an insignificant effect on pre-tax income in fiscal 2022. Additionally, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to calculate our shrink reserve. However, if estimates of losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual shrink reserve at January 28, 2023 would have affected pre-tax income by $3.5 million in fiscal 2022.

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

We establish a deferral for vendor income that is earned but not yet received and record the deferral as a reduction to merchandise inventory. The majority of the year-end vendor income deferrals are collected within the following fiscal quarter, and we do not believe there is reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income deferral have not been material. A 10% difference in our vendor income deferred at January 28, 2023 would have affected pre-tax income by $3.1 million in fiscal 2022.

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

If management’s assessment of qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is performed. We also have the option to bypass the qualitative assessment described above and proceed directly to the quantitative assessment, where we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of our net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference. In cases where a quantitative test is performed, the fair value of our reporting unit is estimated using the assistance of a third-party valuation firm. Significant assumptions inherent in the valuation methodologies employed by the third party valuation firm could include, but are not limited to, prospective financial information, growth rates, discount rates and comparable multiples from publicly traded companies in similar industries. An impairment charge is recorded for the amount by which the carrying amount of goodwill exceeds its fair value.

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

In cases where a quantitative test is performed, the fair value of our trade name is estimated using the assistance of a third-party valuation firm. Significant assumptions inherent in the valuation methodologies employed by the third party valuation firm could include, but are not limited to, prospective financial information, growth rates, discount rates and comparable multiples from publicly traded companies in similar industries. An impairment charge is recorded for the amount by which the carrying amount of the trade name exceeds its fair value.

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

We are required to make assumptions and to apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. There were no significant changes to the self-insurance reserves during the past three years other than routine current period activity. A 10% change in our self-insurance reserves at January 28, 2023 would have affected pre-tax loss by $8.6 million in fiscal 2022.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of January 28, 2023, we had $1,670.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of January 28, 2023 would have increased annual cash interest in the aggregate by approximately $16.9 million. For information regarding the interest rate cap agreements that we entered into in December 2022 to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, please refer to the section defined within Liquidity and Capital Resources in Part II, Item 7, "Derivative Instruments" of this Form 10-K.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of January 28, 2023, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business.

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

PETCO HEALTH AND WELLNESS COMPANY, INC.

PETCO HEALTH AND WELLNESS COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Petco Health and Wellness Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petco Health and Wellness Company, Inc. (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Vendor Allowances
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, the Company receives vendor allowances from certain merchandise vendors through a variety of programs intended to offset the cost of inventory and for promoting and selling merchandise inventory. Certain of these programs consist of promotional allowances that are contractually tied to the sale of inventory and are recognized as a reduction to cost of sales at the time of the sale of the specific goods. Auditing vendor allowances was complex due to the number of individual agreements and the varying terms in the respective agreements. Significant audit effort was required to evaluate the terms of the vendor agreements and the related treatment of the vendor allowances in the consolidated financial statements.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s vendor allowances process, including management’s assessment of the terms of vendor agreements, the timing of recognition to the statement of operations and related classification of the vendor allowances.

In order to test the recorded amount of vendor allowances, for a sample of vendor contracts, we tested whether the recorded amounts were consistent with the nature of the contractual arrangement and evaluated whether the allowances had been earned as of January 28, 2023, were appropriately recorded in the statement of operations and were appropriately classified as a reduction of cost of sales based on the contractual terms. For a sample of vendor arrangements, we confirmed the terms of the agreement directly with the vendor. For a sample of vendors, we confirmed the Company's outstanding balances directly with the vendor.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Diego, California

March 28, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Petco Health and Wellness Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Petco Health and Wellness Company, Inc.’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Petco Health and Wellness Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and our report dated March 28, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

March 28, 2023

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$201,901	$211,602
Receivables, less allowance for credit losses ($952 and $931, respectively)	49,580	55,618
Merchandise inventories, net	652,430	675,111
Prepaid expenses	51,274	42,355
Other current assets	60,809	86,091
Total current assets	1,015,994	1,070,777
Fixed assets, net	803,327	726,922
Operating lease right-of-use assets	1,397,761	1,338,465
Goodwill	2,193,941	2,183,991
Trade name	1,025,000	1,025,000
Other long-term assets	176,806	152,786
Total assets	$6,612,829	$6,497,941
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$381,213	$403,976
Accrued salaries and employee benefits	89,929	150,630
Accrued expenses and other liabilities	217,556	210,872
Current portion of operating lease liabilities	309,766	265,897
Current portion of long-term debt and other lease liabilities	22,794	21,764
Total current liabilities	1,021,258	1,053,139
Senior secured credit facilities, net, excluding current portion	1,628,331	1,640,390
Operating lease liabilities, excluding current portion	1,148,155	1,096,133
Deferred taxes, net	303,121	318,355
Other long-term liabilities	130,487	134,105
Total liabilities	4,231,352	4,242,122
Commitments and contingencies (Notes 7 and 15)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 228.3 million and 227.2 million shares, respectively	228	227
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,152,342	2,133,821
Retained earnings	232,967	142,166
Accumulated other comprehensive loss	(4,098)	(2,238)
Total stockholders’ equity	2,381,477	2,274,014
Noncontrolling interest	—	(18,195)
Total equity	2,381,477	2,255,819
Total liabilities and equity	$6,612,829	$6,497,941

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$6,035,967	$5,807,149	$4,920,202
Cost of sales	3,608,860	3,380,539	2,813,464
Gross profit	2,427,107	2,426,610	2,106,738
Selling, general and administrative expenses	2,201,548	2,160,539	1,912,314
Operating income	225,559	266,071	194,424
Interest income	(1,032)	(62)	(653)
Interest expense	101,643	77,397	219,083
Loss on extinguishment and modification of debt	—	20,838	17,549
Other non-operating loss (income)	12,667	(34,497)	—
Income (loss) before income taxes and income from equity method investees	112,281	202,395	(41,555)
Income tax expense (benefit)	35,347	53,473	(3,337)
Income from equity method investees	(12,976)	(10,883)	(6,482)
Net income (loss)	89,910	159,805	(31,736)
Net loss attributable to noncontrolling interest	(891)	(4,612)	(5,253)
Net income (loss) attributable to Class A and B-1 common stockholders	$90,801	$164,417	$(26,483)

Net income (loss) per Class A and B-1 common share (1):
Basic	$0.34	$0.62	$(0.13)
Diluted	$0.34	$0.62	$(0.13)

Weighted average shares used in computing net income (loss) per Class A and B-1 common share (1):
Basic	265,522	264,261	210,683
Diluted	265,951	265,338	210,683

(1)
Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. See Note 12 for further discussion.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Net income (loss)	$89,910	$159,805	$(31,736)
Net loss attributable to noncontrolling interest	(891)	(4,612)	(5,253)
Net income (loss) attributable to Class A and B-1 common stockholders	90,801	164,417	(26,483)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	194	(963)	(905)
Unrealized loss on derivatives	(2,180)	—	(86)
Losses on derivatives reclassified to income	127	—	7,989
Total other comprehensive (loss) income, net of tax	(1,859)	(963)	6,998

Comprehensive income (loss)	88,051	158,842	(24,738)
Comprehensive loss attributable to noncontrolling interest	(891)	(4,612)	(5,253)
Comprehensive income (loss) attributable to Class A and B-1 common stockholders	$88,942	$163,454	$(19,485)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common stock
	Members’ interest (1)	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings (1)	Accumulated other comprehensive loss	Total stockholders’/ members' equity	Noncontrolling interest	Total equity
Balance at February 1, 2020	$1,358,130	—	—	—	$—	$—	$(780,466)	$(8,273)	$569,391	$(8,330)	$561,061
Equity-based compensation expense (Note 12)	9,757	—	—	—	—	3,158	—	—	12,915	—	12,915
Repurchase of equity	(104)	—	—	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	(26,483)	—	(26,483)	(5,253)	(31,736)
Foreign currency translation adjustment, net of tax of $(318)	—	—	—	—	—	—	—	(905)	(905)	—	(905)
Unrealized loss on derivatives, net of tax of $(30) (Note 9)	—	—	—	—	—	—	—	(86)	(86)	—	(86)
Losses on derivatives reclassified to income, net of tax of $2,804 (Note 9)	—	—	—	—	—	—	—	7,989	7,989	—	7,989
Contributions of Senior Notes (Note 8)	—	—	—	—	—	573,934	—	—	573,934	—	573,934
Conversion to Delaware corporation (Note 1)	(1,367,783)	171,224	37,791	37,791	209	582,876	784,698	—	—	—	—
Issuance of common stock in initial public offering, net of offering costs (Note 1)	—	55,200	—	—	55	932,142	—	—	932,197	—	932,197
Balance at January 30, 2021	$—	226,424	37,791	37,791	$264	$2,092,110	$(22,251)	$(1,275)	$2,068,848	$(13,583)	$2,055,265
Equity-based compensation expense (Note 12)	—	—	—	—	—	45,603	—	—	45,603	—	45,603
Net income	—	—	—	—	—	—	164,417	—	164,417	(4,612)	159,805
Foreign currency translation adjustment, net of tax of $(337)	—	—	—	—	—	—	—	(963)	(963)	—	(963)
Issuance of restricted stock awards	—	55	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of tax withholdings	—	708	—	—	1	(3,892)	—	—	(3,891)	—	(3,891)
Balance at January 29, 2022	$—	227,187	37,791	37,791	$265	$2,133,821	$142,166	$(2,238)	$2,274,014	$(18,195)	$2,255,819
Equity-based compensation expense (Note 12)	—	—	—	—	—	61,355	—	—	61,355	—	61,355
Net income	—	—	—	—	—	—	90,801	—	90,801	(891)	89,910
Foreign currency translation adjustment, net of tax of $71	—	—	—	—	—	—	—	194	194	—	194
Unrealized loss on derivatives, net of tax of $(714) (Note 9)	—	—	—	—	—	—	—	(2,180)	(2,180)	—	(2,180)
Losses on derivatives reclassified to income, net of tax of $42 (Note 9)	—	—	—	—	—	—	—	127	127	—	127
Investment in veterinary joint venture, net of tax of $(13,774) (Note 1)	—	—	—	—	—	(40,312)	—	—	(40,312)	19,086	(21,226)
Issuance of common stock, net of tax withholdings	—	1,151	—	—	1	(2,522)	—	—	(2,521)	—	(2,521)
Balance at January 28, 2023	$—	228,338	37,791	37,791	$266	$2,152,342	$232,967	$(4,098)	$2,381,477	$—	$2,381,477

_______________

(1)
Balances prior to the Company's conversion to a Delaware corporation were reclassified to additional paid-in capital to give effect to the organizational transactions described in Note 1.

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income (loss)	$89,910	$159,805	$(31,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	193,828	172,431	174,836
Amortization of debt discounts and issuance costs	4,940	5,796	24,237
Provision for deferred taxes	(893)	37,741	25,548
Equity-based compensation	60,784	49,265	12,915
Impairments, write-offs and losses on sale of fixed and other assets	1,992	10,918	15,606
Loss on extinguishment and modification of debt	—	20,838	17,549
Income from equity method investees	(12,976)	(10,883)	(6,482)
Amounts reclassified out of accumulated other comprehensive income (Note 9)	168	—	10,793
Change in contingent consideration obligation	—	—	(398)
Non-cash operating lease costs	422,792	422,465	430,359
Other non-operating loss (income)	12,667	(34,497)	—
Changes in assets and liabilities:
Receivables	6,038	(13,791)	(10,311)
Merchandise inventories	22,681	(136,404)	(60,635)
Prepaid expenses and other assets	(5,933)	(17,664)	(13,842)
Accounts payable and book overdrafts	(22,763)	71,775	46,303
Accrued salaries and employee benefits	(51,427)	10,679	34,295
Accrued expenses and other liabilities	13,616	42,899	(28,289)
Operating lease liabilities	(386,259)	(418,210)	(399,557)
Other long-term liabilities	(3,162)	(14,948)	27,424
Net cash provided by operating activities	346,003	358,215	268,615
Cash flows from investing activities:
Cash paid for fixed assets	(278,020)	(239,110)	(159,560)
Cash paid for acquisitions, net of cash acquired (Note 3)	(9,640)	(4,334)	—
Cash paid for interest in veterinary joint venture (Note 1)	(35,000)	—	—
Cash paid for investments	—	—	(1,000)
Proceeds from investments	—	6,135	73
Proceeds from sale of assets	2,336	226	3,302
Net cash used in investing activities	(320,324)	(237,083)	(157,185)
Cash flows from financing activities:
Borrowings under long-term debt agreements	123,000	1,700,000	476,000
Repayments of long-term debt	(140,000)	(1,690,861)	(1,554,890)
Debt refinancing costs	—	(24,665)	—
Payments for finance lease liabilities	(5,083)	(3,564)	(3,404)
Proceeds from employee stock purchase plan and stock option exercises	3,796	4,185	—
Tax withholdings on stock-based awards	(15,555)	(33)	—
Proceeds from initial public offering, net of issuance costs	—	—	936,041
Repurchase of equity	—	—	(105)
Payment of contingent consideration	—	—	(250)
Payment of offering costs	—	(3,844)	—
Net cash used in financing activities	(33,842)	(18,782)	(146,608)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,163)	102,350	(35,178)
Cash, cash equivalents and restricted cash at beginning of year	221,890	119,540	154,718
Cash, cash equivalents and restricted cash at end of year	$213,727	$221,890	$119,540
Supplemental cash flow disclosures:
Interest paid, net	$89,285	$64,545	$178,960
Capitalized interest	$1,480	$1,003	$499
Income taxes paid	$14,443	$16,092	$2,388
Supplemental non-cash investing and financing activities disclosures:
Accounts payable and accrued expenses for capital expenditures	$29,051	$36,935	$19,723
Accrued expenses for offering costs in initial public offering	$—	$—	$3,844
Accrued tax withholdings on stock-based awards	$—	$6,552	$—
Contributions of Senior Notes (Note 8)	$—	$—	$573,934

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Petco Health and Wellness Company, Inc. (together with its consolidated subsidiaries, the “Company”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and its own partners with 1,430 pet care centers in 50 states, the District of Columbia and Puerto Rico as of January 28, 2023. The Company also offers an expanded range of consumables, supplies and services through its www.petco.com, www.petcoach.co, www.petinsurancequotes.com, and www.pupbox.com websites.

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

On January 19, 2021, the Company completed its initial public offering of 55.2 million newly-issued shares of its Class A common stock. The price was $18.00 per share. The Company received net cash proceeds of approximately $936.0 million from the initial public offering after deducting underwriting discounts, commissions, and offering expenses through January 30, 2021, with $3.8 million of accrued offering expenses reflected in accrued expenses and other liabilities in the consolidated balance sheets. The net proceeds from the initial public offering were used to pay a portion of the principal amount and accrued interest on the Company’s debt obligations. Refer to Note 7 and Note 8 for further discussion on the Company’s use of proceeds from the initial public offering.

In June 2021, Scooby Aggregator, LP, the Company’s principal stockholder, completed the sale of 25.3 million existing shares of Class A common stock in connection with a secondary offering. The offering price was $24.00 per share. The Company received no proceeds from the secondary offering. Expenses incurred by the Company related to the secondary offering were not material.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Petco Health and Wellness Company, Inc., its wholly owned subsidiaries, and a variable interest entity for which it was the primary beneficiary prior to the transaction described below. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2022 refer to the fiscal year that began on January 30, 2022 and ended on January 28, 2023. Fiscal 2022, 2021 and 2020 included 52 weeks.

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

Cash and Cash Equivalents

Cash equivalents represent all liquid investments with original maturities of three months or less and include money market mutual funds. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Included in the Company’s cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $40.0 million and $35.9 million at January 28, 2023 and January 29, 2022, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows. Restricted cash is held in a trust used for certain employee benefit costs.

	January 28, 2023	January 29, 2022
Cash and cash equivalents	$201,901	$211,602
Restricted cash included in other current assets	11,826	10,288
Total cash, cash equivalents and restricted cash in the statement of cash flows	$213,727	$221,890

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $27.4 million and $61.5 million at January 28, 2023 and January 29, 2022, respectively, and are reflected in accounts payable and book overdrafts in the consolidated balance sheets.

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

Trade Name

The Company’s trade name has an indefinite life. The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. The Company also has the option to first perform a qualitative assessment of its trade name to determine whether it is necessary to perform a quantitative impairment test. In cases where the quantitative test is performed, the fair value of the Company’s trade name is estimated by a third party valuation firm. Significant assumptions inherent in the valuation methodologies employed by the third party valuation firm could include, but are not limited to, prospective financial information, growth rates, discount rates and comparable multiples from publicly traded companies in similar industries. An impairment charge is recorded for the amount by which the carrying amount of the trade name exceeds its fair value.

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

The Mexico joint venture purchases certain inventory items and pet care center assets from the Company. The Company also receives royalties from the Mexico joint venture for the use of its trademarks. Revenues generated from these transactions were not material in fiscal 2022, 2021, and 2020. The cumulative unrealized foreign currency adjustment on the translation of the Company’s investment in the joint venture and the foreign currency translation impact of the royalty receivable are recorded in accumulated other comprehensive income (“AOCI”), net of tax.

The Company consolidates variable interest entities (“VIEs”) where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company held a 50% investment in a joint venture with a domestic partner to build and operate veterinary clinics in Petco locations, which were previously accounted for under the equity method. In March 2019, the Company entered into an amended agreement governing the joint venture’s operations and determined that the Company had the power to direct the activities most important to the VIE. As a result, the joint venture was a VIE for which the Company was the primary beneficiary. Under the amended agreement, the domestic partner provided certain management and support services to the joint venture. These services included administrative, financial reporting, compliance, and technology support services in connection with the operation and growth of the joint venture. As compensation for these services, the joint venture paid the domestic partner a quarterly joint venture management fee equal to a portion of clinic revenues, subject to a minimum fixed fee. The Company incurred and recorded $0.7 million, $2.5 million, and $2.0 million of joint venture management fees under this agreement in fiscal 2022, 2021, and 2020, respectively, which were included in selling, general and administrative expenses in the consolidated statements of operations. In May 2022, the Company completed the purchase of the remaining 50% of the issued and outstanding membership interests of the joint venture, which is now a wholly owned subsidiary of the Company, for cash consideration of $35.0 million. Direct transaction costs related to this purchase were not material.

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

Refer to Notes 7, 9 and 10 for fair value disclosures for the senior secured term credit facilities, derivatives, and other types of assets and liabilities measured at fair value, respectively.

Self-Insurance Reserves

The Company is self-insured for workers’ compensation, general, auto liability and employee-related health care benefits, a portion of which is paid by the Company’s employees. Additionally, the Company has insurance coverage to limit its exposure above a per occurrence retention limit. These insurance policies have stated maximum coverage limits after which the Company bears the risk of loss. The Company determines the related liabilities using a number of factors including historical experience and trends related to claims and payments, information provided by the Company’s insurance brokers and actuaries, an estimate of incurred but not reported claims and industry experience and trends. Estimates of future claim costs for workers’ compensation, general, auto liability and employee-related health care benefits are recorded on an undiscounted basis. All estimates of ultimate loss and loss adjustment expense and resulting reserves are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the reporting of an occurrence of an incident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. The Company reports self-insurance liabilities gross of insurance recoveries. As of January 28, 2023, insurance recoveries of $7.0 million and $16.4 million were recorded in other current assets and other long-term assets, respectively. As of January 29, 2022, insurance recoveries of $5.7 million and $15.9 million were recorded in other current assets and other long-term assets, respectively.

Self-insurance reserves are reflected in the consolidated balance sheets as follows (in thousands):

	January 28, 2023	January 29, 2022
Current:
Workers’ compensation and employee-related health care benefits	$27,175	$23,699
General and auto liability reserves	5,678	4,733
	$32,853	$28,432
Non-current:
Workers’ compensation reserve	$40,336	$44,706
General and auto liability reserves	12,444	11,780
	$52,780	$56,486

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
•
Credit card fees;
•
Store pre-opening and remodeling costs;
•
Advertising costs; and
•
Other selling and administrative costs

Advertising Expenses

The Company records advertising expense as incurred and classifies advertising costs within selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising expenses, net of cooperative advertising reimbursements, were $203.7 million, $227.9 million, and $168.4 million for fiscal 2022, 2021, and 2020, respectively. Vendor cooperative advertising reimbursements reduced total advertising expense by $10.0 million, $32.5 million, and $25.7 million for fiscal 2022, 2021, and 2020, respectively.

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

The Company records contractual obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred. These obligations arise from certain leases and primarily relate to the cost of removing leasehold improvements and certain fixtures from such lease sites and restoring the sites to their original condition. Upon initial recognition of the liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the estimated useful life of the asset. Activity related to these obligations in fiscal 2022, 2021, and 2020 was not material. The Company’s asset retirement obligation was $6.2 million and $6.9 million at January 28, 2023 and January 29, 2022, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Valuation allowances, if any, are recorded against net deferred tax assets when it is considered more likely than not that some portion or all of a deferred tax asset may not be recoverable. Deferred tax assets and liabilities are recorded as either net non-current assets or net non-current liabilities on the consolidated balance sheets. Refer to Note 13 for further disclosures of the Company’s income taxes.

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

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the vesting period of the award, which is also the requisite service period, based upon the corresponding vesting method and probability of vesting (Note 12). The Company recognizes the effect of pre-vesting forfeitures as they occur.

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

In November 2022, the Company entered into a series of interest rate cap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability when the three-month Secured Overnight Financing Rate ("SOFR") as published by CME Group exceeds 4.5%. The interest rate caps are accounted for as cash flow hedges, and changes in the fair value of the interest rate caps are reported as a component of AOCI.

Refer to Note 9 for further disclosures of the Company’s derivative instruments and hedging activities.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition from LIBOR. As a result of the reference rate reform initiative, certain widely used reference rates such as LIBOR are expected to be discontinued. The guidance is designed to simplify how entities account for contracts, such as receivables, debt, leases, derivative instruments and hedging, that are modified to replace LIBOR or other benchmark interest rates with new rates. The Company adopted this accounting policy in December 2022. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 7 for additional information.

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

Net sales by product type and services were as follows (in thousands):

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Consumables	$2,859,602	$2,533,755	$2,123,499
Supplies and companion animals	2,370,913	2,603,104	2,328,663
Services and other	805,452	670,290	468,040
Net sales	$6,035,967	$5,807,149	$4,920,202

For all contracts with customers, the Company evaluates whether it is the principal (i.e. to report revenue on a gross basis) or agent (i.e. to report revenue on a net basis). Generally, the Company is the principal in its contracts with customers as it controls the related goods or services before they are transferred to the customer.

Revenue from product sales and services is reported net of sales refunds, which includes an estimate of future returns based on historical refund rates, with a corresponding reduction to cost of sales. The Company records a refund liability for sales returns, which is included in accrued expenses and other liabilities, and a corresponding asset for anticipated cost recoveries, which is included in other current assets. The Company’s refund liability and expected cost recoveries were not material as of January 28, 2023 and January 29, 2022. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of the Company’s influence. The Company has significant experience in estimating the amount of refunds based primarily on historical data.

Revenue is recognized net of applicable sales tax in the consolidated statements of operations. Sales tax liability is included in accrued expenses and other liabilities in the consolidated balance sheets.

The Company’s contract liabilities primarily relate to product merchandise not yet delivered to customers, unredeemed gift cards, services not yet completed, and options that provide a material right to customers, such as its customer loyalty program. Substantially all of the Company’s remaining performance obligations have an original expected duration of one year or less. The Company did not have any material contract assets as of January 28, 2023 and January 29, 2022.

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

Sales Incentives and Customer Loyalty Program

The Company has a customer loyalty program that allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases generally within 45 days of the issuance date. The loyalty program points represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by loyalty program members is deferred and included as part of accrued expenses and other liabilities in the consolidated balance sheets based on the amount of points that are projected to be redeemed, subject to breakage. The Company’s contract liabilities for its customer loyalty program were not material as of January 28, 2023 and January 29, 2022. Revenue is recognized for these performance obligations as actual redemptions occur and the Company updates its estimate of the amount of points that are projected to be redeemed. There is judgment in assessing redemption patterns and the ultimate value of points that is not expected to be redeemed.

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

The Company sells annual membership plans that include access to benefits such as vet exams, percentage discounts on certain products and services and additional loyalty program points. The Company allocates the transaction price to all performance obligations identified in the contract based on their relative fair values. Performance obligations provided over the term of the contract are recognized as revenue on a usage basis. This involves the estimation of expected usage patterns, primarily derived from historical information. When insufficient history is available to estimate usage, the Company recognizes revenue ratably over the life of the contract.

3. Other Acquisitions

During fiscal 2022 and 2021, the Company completed acquisitions of small, regional veterinary businesses for total consideration of approximately $9.9 million and $5.5 million, respectively. Noncash consideration was not material. Net tangible and identifiable intangible assets acquired and liabilities assumed were not material. The acquisitions resulted in the recognition of $9.9 million and $4.7 million of goodwill, respectively. The tax-deductible portion of goodwill in these acquisitions was $9.9 million and $2.4 million, respectively.

Pro forma results of operations for the acquisitions have not been presented because they are not material to the consolidated results of operations.

4. Composition of Balance Sheet Accounts

Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Equipment	$885,370	$772,454
Leasehold improvements	686,888	623,201
Furniture and fixtures	398,187	329,823
Buildings and related improvements	16,696	16,959
Land	418	3,254
	1,987,559	1,745,691
Less accumulated depreciation	(1,184,232)	(1,018,769)
	$803,327	$726,922

The Company’s depreciation and amortization expense for fixed assets, net was $193.9 million, $171.1 million, and $174.0 million for fiscal 2022, 2021 and 2020, respectively.

Accrued Salaries and Employee Benefits

Accrued salaries and employee benefits consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Accrued compensation and related taxes	$44,724	$110,347
Self-insurance reserves	27,175	23,699
Accrued paid time-off	18,030	16,584
	$89,929	$150,630

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Accrued capital expenditures	$29,051	$36,935
Accrued real estate taxes	26,485	26,662
Accrued advertising	24,020	15,192
Deferred revenue	23,045	18,003
Sales taxes payable	22,950	19,950
Other accrued expenses and liabilities	92,005	94,130
	$217,556	$210,872

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Self-insurance reserves	$52,780	$56,486
Finance leases	23,642	25,052
Other liabilities	54,065	52,567
	$130,487	$134,105

5. Leases

Lease assets and liabilities are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Leases	Balance sheet location	January 28, 2023	January 29, 2022
Assets
Operating leases	Operating lease right-of-use assets	$1,397,761	$1,338,465
Finance leases	Fixed assets, net(1)	24,624	24,500
Total lease assets		$1,422,385	$1,362,965
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$309,766	$265,897
Finance leases	Current portion of long-term debt and other lease liabilities	5,794	4,764
Non-current
Operating leases	Operating lease liabilities, excluding current portion	1,148,155	1,096,133
Finance leases	Other long-term liabilities	23,642	25,052
Total lease liabilities		$1,487,357	$1,391,846

(1)
Finance lease right-of-use assets are recorded net of accumulated amortization of $24.6 million and $19.7 million as of January 28, 2023 and January 29, 2022, respectively.

The components of total lease cost are as follows (in thousands):

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
Operating lease cost	$422,792	$422,465	$430,359
Finance lease cost:
Amortization of right-of-use lease assets	5,660	3,933	3,292
Interest on lease liabilities	1,329	876	908
Variable lease cost	110,335	109,723	105,859
Sublease income	(2,810)	(5,091)	(5,327)
Total lease cost	$537,306	$531,906	$535,091

Other information for the Company’s leases is as follows (in thousands):

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$386,259	$418,210	$399,557
Operating cash flows from finance leases	$1,349	$850	$941
Financing cash flows from finance leases	$5,083	$3,564	$3,404
Lease assets obtained in exchange for lease liabilities:
Operating leases	$363,311	$308,166	$132,829
Finance leases	$4,784	$19,841	$613

	January 28, 2023	January 29, 2022
Weighted average remaining lease term:
Operating leases	6.0 years	6.0 years
Finance leases	3.2 years	3.6 years
Weighted average discount rate:
Operating leases	8.4%	9.2%
Finance leases	4.7%	4.6%

At January 28, 2023, the maturities of the Company’s operating and finance lease liabilities were as follows (in thousands):

Fiscal years	Operating leases	Finance leases
2023	414,773	7,029
2024	355,630	16,726
2025	292,014	3,734
2026	234,248	2,161
2027	164,643	1,182
Thereafter	380,655	1,569
Total lease payments	$1,841,963	$32,401
Less imputed interest	(384,042)	(2,965)
Present value of lease payments	1,457,921	29,436
Less current portion	(309,766)	(5,794)
Lease liabilities, excluding current portion	$1,148,155	$23,642

6. Goodwill

The changes in the carrying amount of the Company’s goodwill were as follows (in thousands):

	January 28, 2023	January 29, 2022
Beginning balance:
Goodwill	$2,991,954	$2,987,273
Accumulated impairment	(807,963)	(807,963)
Goodwill, net	$2,183,991	$2,179,310
Additions from acquisitions	$9,950	$4,681
Ending balance:
Goodwill	$3,001,904	$2,991,954
Accumulated impairment	(807,963)	(807,963)
Goodwill, net	$2,193,941	$2,183,991

Refer to Note 10 for further discussion of the results of impairment testing performed on the Company’s goodwill.

7. Senior Secured Credit Facilities

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

The Company’s obligations under the First Lien Term Loan and ABL Revolving Credit Facility are secured by substantially all of the personal property assets of the Company with differing priority rights to the various personal property assets ascribed to each facility. The credit facility agreements, while not identical, contain certain affirmative and negative covenants related to indebtedness, liens, fundamental changes in the business, investments, restricted payments and agreements and a fixed charge coverage ratio, among other things. As of January 28, 2023, the Company was in compliance with its covenants on the agreements.

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

On December 12, 2022, the Company amended the First Lien Term Loan to replace the LIBOR-based rate with a SOFR-based rate as the interest rate benchmark. Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted Term SOFR, subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are $4.25 million quarterly. In March 2023, the Company repaid $35.0 million on the First Lien Term Loan using existing cash on hand. The repayment was applied to remaining principal payments in order of scheduled payment date.

As of January 28, 2023, the outstanding principal balance of the First Lien Term Loan was $1,670.3 million ($1,648.9 million, net of the unamortized discount and debt issuance costs). As of January 29, 2022, the outstanding principal balance of the First Lien Term Loan was $1,687.3 million ($1,662.1 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 8.2% and 4.1% as of January 28, 2023 and January 29, 2022, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of January 28, 2023 and January 29, 2022, the estimated fair value of the First Lien Term Loan was approximately $1,649.4 million and $1,687.3, respectively, based upon Level 2 fair value hierarchy inputs (Note 1).

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

As of January 28, 2023 and January 29, 2022, no amounts were outstanding under the ABL Revolving Credit Facility. At January 28, 2023, $443.9 million was available under the ABL Revolving Credit Facility, which is net of $56.1 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. Unamortized debt issuance costs of $3.6 million and $4.7 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 28, 2023 and January 29, 2022, respectively.

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

On December 12, 2022, the Company amended the ABL Revolving Credit Facility to replace the LIBOR-based rate with a SOFR-based rate as the interest rate benchmark. Interest on the ABL Revolving Credit Facility is based on, at the Company’s option, either the base rate or Adjusted Term SOFR subject to a floor of 0%, in either case, plus an applicable margin. The applicable margin is currently equal to 25 basis points in the case of base rate loans and 125 basis points in the case of Adjusted Term SOFR loans.

The applicable margin is adjusted quarterly based on the average historical excess availability as a percentage of the Line Cap, which represents the lesser of the aggregate ABL Revolving Credit Facility and the borrowing base, as follows:

Average Historical Excess Availability	Applicable Margin for Adjusted Term SOFR Loans	Applicable Margin for Base Rate Loans
Less than 33.3% of the Line Cap	1.75%	0.75%
Less than 66.7% but greater than or equal to 33.3% of the Line Cap	1.50%	0.50%
Greater than or equal to 66.7% of the Line Cap	1.25%	0.25%

The ABL Revolving Credit Facility is subject to an unused commitment fee. If the actual daily utilized portion exceeds 50%, the unused commitment fee is 0.25%. Otherwise, the unused commitment fee is 0.375% and is not dependent upon excess availability.

8. Senior Notes

Floating Rate Senior Notes

On January 26, 2016, the Company issued $750.0 million of unsecured senior notes in a private offering (the “Floating Rate Senior Notes”). In January 2021, the holders of the outstanding Floating Rate Senior Notes exchanged $450.0 million of the aggregate principal amount of the Floating Rate Senior Notes for a new series of notes with a principal amount of $450.0 million issued by Scooby Aggregator, LP. Scooby Aggregator, LP, as the new holder of $450.0 million of Floating Rate Senior Notes, contributed the principal balance to the Company. This contribution, offset by approximately $7.4 million of unamortized deferred financing costs associated with the principal balance contributed, was recorded as an adjustment to additional paid-in capital.

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

3.00% Senior Notes

On January 26, 2016, the Company issued senior unsecured notes in a private offering to its members, which were last amended on September 28, 2020 to extend their maturity to January 25, 2023 (the “3.00% Senior Notes”).

On January 19, 2021, the Company repaid $4.0 million of the principal balance of the 3.00% Senior Notes. The remaining $127.7 million of principal and $3.6 million of accrued interest was then contributed to the Company in connection with its initial public offering. This contribution was recorded as an adjustment to additional paid-in-capital.

9. Derivative Instruments

In March 2016, the Company entered into a series of five interest rate cap agreements with four counterparties with a total notional value of $1,950.0 million to limit the maximum interest rate on a portion of the Company’s variable-rate debt and limit its exposure to interest rate variability when three-month LIBOR exceeds 2.25%. The interest rate caps expired and were settled in accordance with their contractual terms on January 29, 2021. The interest rate caps were accounted for as cash flow hedges because the interest rate caps were expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the interest rate caps were reported as a component of AOCI. There were no amounts remaining in AOCI relating to the interest rate caps as of January 29, 2022. Approximately $10.8 million of pre-tax losses deferred in AOCI were reclassified to interest expense during fiscal 2020.

In November 2022, the Company entered into a series of interest rate cap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability when three-month SOFR as published by CME Group exceeds 4.5%. The interest rate caps became effective December 30, 2022 and expire on December 31, 2024.

Interest rate caps are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Liabilities	Balance sheet location	January 28, 2023
Current liability portion of interest rate caps	Accrued expenses and other liabilities	$1,176
Non-current liability portion of interest rate caps	Other long-term liabilities	1,717
Total interest rate caps		$2,893

Although the Company is exposed to credit loss in the event of nonperformance by its counterparties, credit risk is considered limited due to the credit ratings of the counterparties and the use of a master netting agreement, which permits the netting of derivative payables and receivables. The Company has not historically incurred, and does not expect to incur in the future any losses as a result of counterparty default. The notional amount of the Company’s outstanding derivatives is not an indicator of the magnitude of potential exposure.

The interest rate cap agreements contain provisions that would be triggered in the event the Company defaults on its debt agreements (Note 7), which in turn could impact the assessment of hedge effectiveness or cause termination of the underlying cap agreements. As of January 28, 2023, no events of default have occurred. There is no collateral posting requirement outside the provisions in the debt agreements.

The interest rate caps are accounted for as cash flow hedges because the interest rate caps are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the interest rate caps are reported as a component of AOCI. As of January 28, 2023, AOCI included unrealized losses of $2.7 million ($2.1 million, net of tax). Approximately $0.2 million of pre-tax losses deferred in AOCI were reclassified to interest expense during fiscal 2022. The Company currently estimates that $2.5 million of losses related to trade date costs on its interest rate caps that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

10. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	January 28, 2023
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$156,626	$—	$—
Investments of officers' life insurance	$—	$13,112	$—
Non-qualified deferred compensation plan	$—	$(18,464)	$—
Investment in Rover Group, Inc.	$20,152	$—	$—

	January 29, 2022
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$167,277	$—	$—
Investments of officers' life insurance	$—	$14,575	$—
Non-qualified deferred compensation plan	$—	$(17,453)	$—
Investment in Rover Group, Inc.	$32,819	$—	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $145.5 million and $158.0 million as of January 28, 2023 and January 29, 2022, respectively. Also included in the Company’s money market mutual funds balances were $11.1 million and $9.3 million as of January 28, 2023 and January 29, 2022, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

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

In February 2022, the Company amended a collaboration agreement with a vendor, and as part of the amendment the Company was granted a right to receive equity and warrants for common shares of the vendor that is subject to certain performance conditions and other contingencies. The Company evaluated the agreement under FASB ASC 705-20, Consideration Received from a Vendor, and no material consideration was recognized during the fiscal year ended January 28, 2023.

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

In fiscal 2022, 2021, and 2020, the Company determined that the fair value of its reporting unit was greater than its carrying amount, and therefore no goodwill impairment charge was recorded (Note 6). In fiscal 2022, 2021, and 2020, the Company determined that the fair value of its trade name was greater than its carrying amount, and therefore no tradename impairment charge was recorded. There were no indications of impairment of the Company’s other intangible assets or equity and other investments in fiscal 2022, 2021, and 2020.

The Company recorded fixed asset and right-of-use asset impairment charges of $2.2 million, $10.4 million $14.5 million in fiscal years 2022, 2021, and 2020, respectively. Impairment charges are primarily related to pet care center locations and are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations.

11. Employee Benefit Plans

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

In connection with the required matches, Company contributions to the plans were $10.7 million, $9.2 million, and $6.6 million for fiscal years 2022, 2021, and 2020, respectively.

12. Stockholders’ Equity

Equity-based compensation awards under the Company’s current equity incentive plan (the “2021 Equity Incentive Plan”) include restricted stock units (“RSUs,” which include performance-based stock units), restricted stock awards (“RSAs”), non-qualified stock options, and other equity compensation awards. The Company also has an employee stock purchase plan (“ESPP”).

The Company issues new shares of Class A common stock upon exercise of stock options and the vesting of restricted stock units. As of January 28, 2023, there were 26.8 million shares of Class A common stock available for issuance pursuant to future equity-based compensation awards under the 2021 Equity Incentive Plan.

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
RSUs and RSAs	$38,146	$25,459	$1,991
Options	9,418	8,002	391
ESPP	1,274	1,034	—
Other awards	11,946	14,770	10,533
Total equity-based compensation expense	$60,784	$49,265	$12,915
Total related tax benefit	$8,160	$5,033	$329

RSUs and RSAs

The Company has both time-vested RSUs and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and non-employee directors and entitle the grantee to receive shares of Class A common stock at the end of a vesting period, subject solely to the individual’s continued employment or service as a director. In most cases, 34% of the units becomes vested on the anniversary of the grant date, followed by 16.5% of the units in four equal semi-annual installments thereafter. Performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of Class A common stock if the Company achieves specified performance goals during the performance period and the grantee remains employed through the vesting period.

RSU activity under the 2021 Equity Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Nonvested, January 29, 2022	2,587	$18.63	1.0	$47,342
Granted	7,536	15.23
Vested and delivered	(1,402)	18.63
Forfeited/expired	(919)	18.52
Nonvested, January 28, 2023	7,802	$15.36	1.2	$91,596

As of January 28, 2023, unrecognized compensation expense related to unvested RSUs was $93.3 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

RSA activity has not been material and relates to an RSA of Class A common stock granted to an executive in March 2021. For this grant, 50% of the RSA becomes vested on each of the first two anniversaries of the grant date.

Options

The Company provides stock option grants, which are time-vested, as a form of employee compensation. In most cases, 34% of the options generally becomes vested on the anniversary of the grant date, followed by 16.5% of the options in four equal semi-annual installments thereafter. Stock options generally expire 10 years from the grant date.

Stock option activity under the 2021 Equity Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 29, 2022	3,327	$18.00	9.0	$998
Granted	5,125	11.97
Exercised	(45)	18.00
Forfeited/expired	(593)	18.36
Outstanding, January 28, 2023	7,814	$14.02	9.1	$3,512
Exercisable, January 28, 2023	1,853	$18.00	7.9	$—

No stock option awards were granted in fiscal 2021. The fair value of stock option awards granted in fiscal 2022 and 2020 was estimated at the grant dates using the Black-Scholes option pricing model with the following assumptions:

	Fiscal years ended
	January 28, 2023	January 30, 2021
	(52 weeks)	(52 weeks)
Dividend yield	0.0%	0.0%
Expected volatility (1)	38.0% - 48.4%	40.4%
Risk-free interest rate (2)	2.8% - 3.6%	0.7%
Expected term (3)	5.8 to 5.9 years	5.9 years
Grant date fair value per share	$10.98 - $21.06	$18.00
Estimated fair value per option granted	$5.46 - $8.64	$7.00

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

As of January 28, 2023, unrecognized compensation expense related to unvested options was $32.1 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

ESPP

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period. As of January 28, 2023, 7.3 million shares of Class A common stock were available for issuance under the ESPP.

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

For the Series C Units granted during fiscal 2020, the weighted average fair value per unit was estimated to be $0.44.

The weighted average fair value per Series C Unit was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

Fiscal year ended
January 30, 2021
(52 weeks)
Dividend yield	0.0%
Expected volatility (1)	60.0 - 81.9%
Weighted average volatility (1)	81.1%
Risk-free interest rate (2)	0.1% - 1.3%
Expected term (3)	2.0 to 4.0 years

(1)
The expected volatility was estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term consistent with the expected term of the Series C Units.

(2)
The risk-free interest rates were based on the U.S. Treasury constant maturity interest rate for a term consistent with the expected term of the Series C Units.
(3)
The expected term of the Series C Units was based on estimated liquidity event timing.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 29, 2022	207,178
Granted	—
Forfeited	(5,819)
Outstanding, January 28, 2023	201,359
Vested, January 28, 2023	151,597

Charges with respect to awards issued pursuant to the 2016 Incentive Plan are reflected in the Company’s consolidated financial statements. Compensation expense related to Series C Units is generally not tax deductible.

As of January 28, 2023, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $9.3 million, which is expected to be recognized over a weighted average period of 1.3 years.

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

In fiscal 2022 and 2021, there were approximately 6.7 million and 3.3 million potential shares, respectively, that were anti-dilutive and excluded from the computation of diluted shares outstanding. In fiscal 2020, all outstanding stock options and unvested RSUs were excluded from the calculation of diluted loss per Class A and B-1 common share, as their effect would be antidilutive in a net loss period.

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
13. Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal years ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Current:
Federal	$23,141	$4,550	$(29,869)
State	13,099	11,182	984
	$36,240	$15,732	$(28,885)
Deferred:
Federal	$4,649	$39,087	$19,604
State	(5,542)	(1,346)	5,944
	$(893)	$37,741	$25,548
Income tax expense (benefit)	$35,347	$53,473	$(3,337)

A reconciliation of income tax expense (benefit) at the federal statutory rate with the provision for income taxes is as follows (in thousands):

	Fiscal years ended
	January 28, 2023		January 29, 2022		January 30, 2021
	(52 weeks)		(52 weeks)		(52 weeks)
Income tax expense (benefit) at federal statutory rate	$26,490	21.0%	$45,751	21.0%	$(6,251)	21.0%
Non-deductible expenses	2,035	1.9	1,425	0.7	986	(3.3)
Equity compensation	6,754	5.4	5,988	2.7	2,212	(7.4)
State taxes, net of federal tax benefit	4,289	3.1	7,636	3.5	5,473	(18.4)
Tax credits	(3,800)	(3.0)	(2,500)	(1.1)	(1,907)	6.4
Uncertain tax positions	1,142	0.9	925	0.4	4,593	(15.4)
CARES Act – carryback rate differential	—	—	—	—	(8,752)	29.3
IPO transaction costs	—	—	(5,201)	(2.4)	—	—
Other, net	(1,563)	(1.3)	(551)	(0.3)	309	(1.0)
	$35,347	28.0%	$53,473	24.5%	$(3,337)	11.2%

The effective tax rate is based on expected taxable income, statutory tax rates and tax planning opportunities available to the Company. Reserves are established when positions are “more likely than not” to not be sustained if challenged. Reserves are adjusted at each reporting period to reflect the impact of audit settlements, expiration of statutes of limitation, developments in the tax law and ongoing discussions with the tax authorities. Accrued interest and penalties associated with uncertain tax positions are recognized as part of the income tax provision.

On March 27, 2020, in response to the COVID-19 pandemic, the “Coronavirus Aid, Relief and Economic Security Act” (“CARES Act”) was signed into law by the President of the United States. The CARES Act includes, among other things, U.S. corporate income tax provisions related to net operating loss carryback periods, alternative minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property. The Company re-measured deferred tax assets related to $67.4 million net operating losses available under the CARES Act that were expected to be carried back to the fiscal years before the Tax Act was enacted, which resulted in a benefit of $8.8 million that increased the effective tax rate in the fiscal year ended January 30, 2021.

During the fiscal year ended January 29, 2022, the Company completed its analysis of third party legal, consulting, accounting, and other transaction costs incurred by the Company in connection with its initial public offering on January 13, 2021, which resulted in a benefit of $5.2 million that decreased the effective tax rate in the fiscal year ended January 29, 2022.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	January 28, 2023	January 29, 2022
Deferred tax assets:
Inventory	$25,758	$21,203
Accrued employee benefits	30,847	38,670
Net operating losses, state tax credit carryforwards	5,918	5,856
Interest expense limitation carry-forward under IRC §163(j)	25,761	14,696
Lease-related items	377,270	359,677
Other	1,927	11,646
Total deferred tax assets	467,481	451,748
Valuation allowance	(2,520)	(5,863)
Net deferred tax assets	464,961	445,885
Deferred tax liabilities:
Fixed assets	(112,868)	(115,621)
Intangible assets	(261,333)	(267,597)
Debt restructuring	(1,975)	(2,248)
Lease-related items	(361,833)	(347,501)
Investments in joint ventures	(30,073)	(31,273)
Total deferred tax liabilities	(768,082)	(764,240)
	$(303,121)	$(318,355)

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

As of January 28, 2023, the Company has recorded a deferred tax asset of $2.5 million reflecting the benefit of $48.0 million in state income tax net operating loss carryforwards, which will begin to expire in fiscal 2023. The Company believes that it is more likely than not that the state net operating loss carryforward will not be realized and recorded a valuation allowance of $2.5 million on the deferred tax asset related to these state net operating loss carryforwards as of January 28, 2023. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

The Company has approximately $16.4 million of unrecognized tax benefits as of January 28, 2023, of which $4.2 million, if recognized, would impact the effective tax rate and $12.2 million would result in an adjustment to the net deferred tax liability.

Changes in unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	January 28, 2023	January 29, 2022
Beginning balance	$16,421	$16,421
Additions for tax positions taken in prior years	—	—
Decreases related to lapse of statute limitation	—	—
Ending balance	$16,421	$16,421

The Company has approximately $2.9 million accrued for interest and penalties as of January 28, 2023 in the consolidated balance sheets and recorded $1.3 million in interest during fiscal 2022 in the consolidated statements of operations. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease over the next 12 months.

The Company is no longer subject to examination for U.S. federal income tax for periods prior to fiscal 2018. The Company is no longer subject to examination by state tax authorities for tax periods prior to fiscal 2017. The Company is currently under audit by various state jurisdictions for various years. Though the estimated completion dates of these audits are not known, it is possible that these audits will be completed within the next 12 months. In addition, the Company does not foresee other material changes to the federal or state uncertain tax positions affecting income tax expense within the next 12 months. The Company has no material foreign operations.

14. Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component included in AOCI are presented below (net of tax, in thousands):

	Derivatives	Foreign currency translation adjustment	Total
Balance at February 1, 2020	$(7,903)	$(370)	$(8,273)
Other comprehensive loss before reclassifications	(86)	(905)	(991)
Amounts reclassified from AOCI	7,989	—	7,989
Other comprehensive income (loss)	7,903	(905)	6,998
Balance at January 30, 2021	$—	$(1,275)	$(1,275)
Other comprehensive loss	—	(963)	(963)
Balance at January 29, 2022	$—	$(2,238)	$(2,238)
Other comprehensive (loss) income before reclassifications	(2,180)	194	(1,986)
Amounts reclassified from AOCI	127	—	127
Other comprehensive (loss) income	(2,053)	194	(1,859)
Balance at January 28, 2023	$(2,053)	$(2,044)	$(4,098)

15. Commitments and Contingencies

Baseball Stadium Naming Rights Commitment

In March 2003, the Company entered into an agreement with San Diego Ballpark Funding LLC and Padres L.P. to name the San Diego Padres’ new stadium Petco Park. The naming rights include signage, advertising and other promotional benefits. Pursuant to the agreement, the Company pays an annual contract fee. Fees for fiscal 2022, 2021, and 2020 were $4.4 million, $4.1 million, and $4.1 million, respectively. These fees are included in selling, general and administrative expenses in the consolidated statements of operations, and will be adjusted by the maximum annual change related to the San Diego consumer price index per year through the 2027 Major League Baseball season.

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

As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 28, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of January 28, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 28, 2023, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of January 28, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 28, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on page 62.

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

10.4†

Petco Health and Wellness Company, Inc. Executive Severance Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on September 30, 2022)

10.5†

Amended and Restated Employment Agreement between Petco Animal Supplies Stores, Inc., Petco Health and Wellness Company, Inc., and Ronald Coughlin, Jr. dated December 3, 2020 (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.6†

Employment Agreement between Petco Animal Supplies Stores, Inc. and Michael Nuzzo dated April 8, 2015 (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.7†

Amendment to Employment Agreement between Petco Animal Supplies Stores, Inc., Scooby LP, and Michael Nuzzo dated January 26, 2016 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.8†

Second Amended and Restated Special Retention Bonus Agreement between Petco Animal Supplies Stores, Inc., Petco Health and Wellness Company, Inc., and Michael Nuzzo dated December 3, 2020 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.9†

Separation Agreement and General Release of Claims among Petco Animal Supplies Stores, Inc., Michael Nuzzo, and Scooby LP dated August 30, 2022 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022)

10.10†

Employment Agreement between Petco Animal Supplies, Inc. and Darren MacDonald dated May 25, 2019 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.11†

Employment Letter between Petco Animal Supplies Stores, Inc. and Justin Tichy dated September 17, 2018 (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.12†

Employment Letter between Petco Animal Supplies Stores, Inc. and Ilene Eskenazi dated July 20, 2020 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.13†

Employment Letter between Petco Animal Supplies Stores, Inc. and John Zavada dated August 21, 2016 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2022)

10.14†	Form of Common Series C Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.15†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Director Form) (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.16†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form) (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.17†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.18†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form) (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.19†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.20†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.21†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Retention Award Form) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022)

10.22†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022)

10.23†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022)

10.24†*	Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form; 2-year vesting)

10.25†*	Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form; 2-year vesting)

10.26†*	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form; 2-year vesting)

10.27

First Lien Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 5, 2021)

10.28

ABL Revolving Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 5, 2021)

10.29

ABL Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.30

First Lien Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.31

ABL Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.32

First Lien Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.33	Intercreditor Agreement, dated March 4, 2021, by and among Citibank, N.A., as Revolving Credit Collateral Agent, Citibank, N.A., as Initial Term Loan Collateral Agent, as acknowledged and agreed by

Petco Health and Wellness Company, Inc., and the Grantors party thereto (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.34

First Amendment to Credit Agreement, dated December 12, 2022, by and between Petco Health and Wellness Company, Inc. and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on December 16, 2022)

10.35

First Amendment to ABL Revolving Credit Agreement, dated December 12, 2022, by and between Petco Health and Wellness Company, Inc. and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on December 16, 2022)

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

Petco Health and Wellness Company, Inc.

Date: March 28, 2023	By:	/s/ Ronald Coughlin, Jr.
Ronald Coughlin, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Coughlin, Jr. Ronald Coughlin, Jr.	Chief Executive Officer and Director (principal executive officer)	March 28, 2023

/s/ Brian LaRose Brian LaRose	Chief Financial Officer (principal financial and accounting officer)	March 28, 2023

/s/ Maximilian Biagosch Maximilian Biagosch	Director	March 28, 2023

/s/ Cameron Breitner Cameron Breitner	Director	March 28, 2023

/s/ Gary Briggs Gary Briggs	Director	March 28, 2023

/s/ Nishad Chande Nishad Chande	Director	March 28, 2023

/s/ Christy Lake Christy Lake	Director	March 28, 2023

/s/ R. Michael Mohan R. Michael Mohan	Director	March 28, 2023

/s/ Jennifer Pereira Jennifer Pereira	Director	March 28, 2023

/s/ Sabrina Simmons	Director	March 28, 2023
Sabrina Simmons

/s/ Christopher J. Stadler	Director	March 28, 2023
Christopher J. Stadler

/s/ Mary Sullivan	Director	March 28, 2023
Mary Sullivan