Form 10-Q
period 2023-04-29
Petco Health & Wellness Company, Inc.
filed 2023-06-07
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

The number of shares of the registrant’s Class A Common Stock outstanding as of June 5, 2023 was 229,221,290.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of June 5, 2023 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of June 5, 2023 was 37,790,781.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are not statements of historical fact, including statements regarding: our expectations with respect to our revenue, expenses, profitability, and other operating results; our growth plans; our ability to compete effectively in the markets in which we participate; the execution on our transformation initiatives; and the impact of certain macroeconomic factors, including inflationary pressures, global supply chain constraints, and global economic and geopolitical developments, on our business. Forward-looking and other statements in this Form 10-Q may also address our progress, plans, and goals with respect to sustainability initiatives, and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). Such plans and goals may change, and statements regarding such plans and goals are not guarantees or promises that they will be met. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Forward-looking statements are subject to many risks, uncertainties and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Form 10-Q as well as the following: (i) increased competition (including from multi-channel retailers and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory, and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation and prevailing interest rates; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a data privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances, or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflict in Ukraine), health crises, and pandemics; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; and (xx) the other risks, uncertainties and other factors referred to under “Risk Factors” and identified elsewhere in this Form 10-Q and our other filings with the SEC. The occurrence of any such factors could significantly alter the results set forth in these statements.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 29, 2023	January 28, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,942	$201,901
Receivables, less allowance for credit losses ($949 and $952, respectively)	45,414	49,580
Merchandise inventories, net	667,938	652,430
Prepaid expenses	53,290	51,274
Other current assets	61,224	60,809
Total current assets	976,808	1,015,994
Fixed assets	2,041,601	1,987,560
Less accumulated depreciation	(1,229,445)	(1,184,233)
Fixed assets, net	812,156	803,327
Operating lease right-of-use assets	1,378,342	1,397,761
Goodwill	2,194,491	2,193,941
Trade name	1,025,000	1,025,000
Other long-term assets	185,597	176,806
Total assets	$6,572,394	$6,612,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$393,795	$381,213
Accrued salaries and employee benefits	108,760	89,929
Accrued expenses and other liabilities	206,750	217,556
Current portion of operating lease liabilities	281,680	309,766
Current portion of long-term debt and other lease liabilities	5,908	22,794
Total current liabilities	996,893	1,021,258
Senior secured credit facilities, net, excluding current portion	1,612,009	1,628,331
Operating lease liabilities, excluding current portion	1,132,750	1,148,155
Deferred taxes, net	297,779	303,121
Other long-term liabilities	131,843	130,487
Total liabilities	4,171,274	4,231,352
Commitments and contingencies (Notes 3 and 7)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 229.1 million and 228.3 million shares, respectively	229	228
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,173,370	2,152,342
Retained earnings	231,075	232,967
Accumulated other comprehensive loss	(3,592)	(4,098)
Total stockholders’ equity	2,401,120	2,381,477
Total liabilities and stockholders’ equity	$6,572,394	$6,612,829

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Net sales	$1,555,908	$1,475,991
Cost of sales	951,426	868,317
Gross profit	604,482	607,674
Selling, general and administrative expenses	576,865	557,735
Operating income	27,617	49,939
Interest income	(1,177)	(20)
Interest expense	37,202	19,634
Loss on partial extinguishment of debt	441	—
Other non-operating income	(2,819)	(314)
(Loss) income before income taxes and income from equity method investees	(6,030)	30,639
Income tax (benefit) expense	(1,008)	10,000
Income from equity method investees	(3,130)	(3,163)
Net (loss) income	(1,892)	23,802
Net loss attributable to noncontrolling interest	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	$(1,892)	$24,693

Net (loss) income per Class A and B-1 common share:
Basic	$(0.01)	$0.09
Diluted	$(0.01)	$0.09

Weighted average shares used in computing net (loss) income per Class A and B-1 common share:
Basic	266,485	265,050
Diluted	266,485	265,701

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Net (loss) income	$(1,892)	$23,802
Net loss attributable to noncontrolling interest	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	(1,892)	24,693

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,057	(1,598)
Unrealized loss on derivatives	(984)	—
Losses on derivatives reclassified to income	433	—
Total other comprehensive income (loss), net of tax	506	(1,598)

Comprehensive (loss) income	(1,386)	22,204
Comprehensive loss attributable to noncontrolling interest	—	(891)
Comprehensive (loss) income attributable to Class A and B-1 common stockholders	$(1,386)	$23,095

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 28, 2023	228,338	37,791	37,791	$266	$2,152,342	$232,967	$(4,098)	$2,381,477	$—	$2,381,477
Equity-based compensation expense (Note 6)	—	—	—	—	22,282	—	—	22,282	—	22,282
Net loss	—	—	—	—	—	(1,892)	—	(1,892)	—	(1,892)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,057	1,057	—	1,057
Unrealized loss on derivatives (Note 4), net of tax	—	—	—	—	—	—	(984)	(984)	—	(984)
Losses on derivatives reclassified to income (Note 4), net of tax	—	—	—	—	—	—	433	433	—	433
Issuance of common stock, net of tax withholdings	727	—	—	1	(1,254)	—	—	(1,253)	—	(1,253)
Balance at April 29, 2023	229,065	37,791	37,791	$267	$2,173,370	$231,075	$(3,592)	$2,401,120	$—	$2,401,120

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 29, 2022	227,187	37,791	37,791	$265	$2,133,821	$142,166	$(2,238)	$2,274,014	$(18,195)	$2,255,819
Equity-based compensation expense (Note 6)	—	—	—	—	12,055	—	—	12,055	—	12,055
Net income	—	—	—	—	—	24,693	—	24,693	(891)	23,802
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,598)	(1,598)	—	(1,598)
Issuance of common stock, net of tax withholdings	291	—	—	—	(2,371)	—	—	(2,371)	—	(2,371)
Balance at April 30, 2022	227,478	37,791	37,791	$265	$2,143,505	$166,859	$(3,836)	$2,306,793	$(19,086)	$2,287,707

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net (loss) income	$(1,892)	$23,802
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	49,255	46,967
Amortization of debt discounts and issuance costs	1,238	1,224
Provision for deferred taxes	(5,530)	4,832
Equity-based compensation	22,129	12,222
Impairments, write-offs and losses on sale of fixed and other assets	4	162
Loss on partial extinguishment of debt	441	—
Income from equity method investees	(3,130)	(3,163)
Amounts reclassified out of accumulated other comprehensive loss (Note 4)	575	—
Non-cash operating lease costs	106,316	105,249
Other non-operating income	(2,819)	(314)
Changes in assets and liabilities:
Receivables	4,165	13,397
Merchandise inventories	(15,508)	(6,930)
Prepaid expenses and other assets	(12,115)	(9,896)
Accounts payable and book overdrafts	12,582	(11,314)
Accrued salaries and employee benefits	18,982	(16,478)
Accrued expenses and other liabilities	(8,736)	11,290
Operating lease liabilities	(130,297)	(112,272)
Other long-term liabilities	1,991	(1,259)
Net cash provided by operating activities	37,651	57,519
Cash flows from investing activities:
Cash paid for fixed assets	(62,050)	(65,910)
Cash paid for acquisitions, net of cash acquired	(725)	—
Net cash used in investing activities	(62,775)	(65,910)
Cash flows from financing activities:
Repayments of long-term debt	(35,000)	(4,250)
Payments for finance lease liabilities	(1,250)	(1,022)
Proceeds from employee stock purchase plan and stock option exercises	1,378	1,453
Tax withholdings on stock-based awards	(2,210)	(11,441)
Net cash used in financing activities	(37,082)	(15,260)
Net decrease in cash, cash equivalents and restricted cash	(62,206)	(23,651)
Cash, cash equivalents and restricted cash at beginning of period	213,727	221,890
Cash, cash equivalents and restricted cash at end of period	$151,521	$198,239
Supplemental cash flow disclosures:
Interest paid, net	$37,121	$17,203
Capitalized interest	$—	$55
Income taxes paid	$8,934	$669
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$24,767	$27,083

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

There have been no significant changes from the significant accounting policies disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. The accompanying consolidated financial statements and these Notes to Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, from which the prior year balance sheet information herein was derived.

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

Derivative Instruments

In November 2022, the Company entered into a series of interest rate cap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to the three-month Secured Overnight Financing Rate as published by CME Group ("Term SOFR"). The interest rate caps are accounted for as cash flow hedges, and changes in the fair value of the interest rate caps are reported as a component of accumulated other comprehensive (loss) income ("AOCI").

In March 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar is accounted for as cash flow hedge, and changes in the fair value of the interest rate collar are reported as a component of AOCI.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	April 29, 2023	January 28, 2023
Cash and cash equivalents	$148,942	$201,901
Restricted cash included in other current assets	2,579	11,826
Total cash, cash equivalents and restricted cash in the statement of cash flows	$151,521	$213,727

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Consumables	$763,051	$685,930
Supplies and companion animals	553,545	599,179
Services and other	239,312	190,882
Net sales	$1,555,908	$1,475,991

3. Senior Secured Credit Facilities

On March 4, 2021, the Company entered into a $1,700.0 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility with availability of up to $500.0 million, subject to a borrowing base, maturing on March 4, 2026 (the “ABL Revolving Credit Facility”).

As of April 29, 2023, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

Term Loan Facilities

On December 12, 2022, the Company amended the First Lien Term Loan to replace the LIBOR-based rate with a SOFR-based rate as the interest rate benchmark. Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Term SOFR plus the credit spread adjustment recommended by the Alternative Reference Rates Committee ("Adjusted Term SOFR"), subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are normally $4.25 million quarterly.

In March 2023, the Company voluntarily prepaid $35.0 million of the First Lien Term Loan using existing cash on hand. The repayment was applied to the remaining principal payments in order of scheduled payment date and, as a result, the entire remaining balance was included in senior secured credit facilities, net, excluding current portion in the consolidated balance sheets as of April 29, 2023. The Company accounted for the repayment as a partial extinguishment and recognized a loss on debt extinguishment of $0.4 million, which represents a proportional write-off of the unamortized debt discount and debt issuance costs. In May 2023, the Company repaid $25.0 million on the First Lien Term Loan using existing cash on hand. The repayment was applied to remaining principal payments in order of scheduled payment date.

As of April 29, 2023, the outstanding principal balance of the First Lien Term Loan was $1,635.3 million ($1,615.3 million, net of the unamortized discount and debt issuance costs). As of January 28, 2023, the outstanding principal balance of the First Lien Term Loan was $1,670.3 million ($1,648.9 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 8.5% and 8.2% as of April 29, 2023 and January 28, 2023, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of April 29, 2023 and January 28, 2023, the estimated fair value of the First Lien Term Loan was approximately $1,606.7 million and $1,649.4 million, respectively, based upon Level 2 fair value hierarchy inputs.

Revolving Credit Facilities

As of April 29, 2023 and January 28, 2023, no amounts were outstanding under the ABL Revolving Credit Facility. At April 29, 2023, $443.9 million was available under the ABL Revolving Credit Facility, which is net of $56.1 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. As of April 29, 2023 and January 28, 2023, unamortized debt issuance costs of $3.3 million and $3.6 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

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

4. Derivative Instruments

In November 2022, the Company entered into a series of interest rate cap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate caps became effective December 30, 2022 and expire on December 31, 2024.

In March 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar became effective March 31, 2023 and expires on March 31, 2026.

The interest rate caps and collar are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of April 29, 2023, AOCI included unrealized losses of $3.5 million ($2.6 million, net of tax). Approximately $0.6 million of pre-tax losses deferred in AOCI were reclassified to interest expense during the thirteen week period ended April 29, 2023. As of January 28, 2023, AOCI included unrealized losses of $2.7 million ($2.1 million, net of tax). The Company currently estimates that $3.2 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	April 29, 2023	January 28, 2023
Current asset portion of cash flow hedges	Other current assets	$989	$—
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	(388)	(1,176)
Non-current liability portion of cash flow hedges	Other long-term liabilities	(2,043)	(1,717)
Total cash flow hedges		$(1,442)	$(2,893)

5. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	April 29, 2023
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$94,110	$—	$—
Investments of officers' life insurance	$—	$13,004	$—
Non-qualified deferred compensation plan	$—	$(18,758)	$—
Interest related to Rover Group, Inc.	$—	$—	$22,971

	January 28, 2023
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$156,626	$—	$—
Investments of officers' life insurance	$—	$13,112	$—
Non-qualified deferred compensation plan	$—	$(18,464)	$—
Investment in Rover Group, Inc.	$20,152	$—	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $93.0 million and $145.5 million as of April 29, 2023 and January 28, 2023, respectively. Also included in the Company’s money market mutual funds balances were $1.1 million and $11.1 million as of April 29, 2023 and January 28, 2023, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

In April 2023, the Company sold its interest in Rover Group, Inc. Class A common stock to a buyer at a price to be determined based on the daily volume weighted average price, in addition to a premium, over an agreed upon period. The cash proceeds, when determined, will be received throughout the remainder of fiscal 2023. The Company's interest in the unsettled cash proceeds is remeasured at fair value at each reporting period, and the resulting gains or losses are included in other non-operating income in the consolidated statements of operations.

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

There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen week periods ended April 29, 2023 and April 30, 2022. During the thirteen week periods ended April 29, 2023 and April 30, 2022, the Company recorded fixed asset and right-of-use asset impairment charges of $0.1 million and $0.9 million, respectively.

6. Stockholders’ Equity

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

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
RSUs and RSAs	$14,496	$6,466
Options	5,085	1,808
ESPP	432	297
Other awards	2,116	3,651
Total equity-based compensation expense	$22,129	$12,222

Activity under the 2021 Equity Incentive Plan was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, January 28, 2023	7,802	7,814
Granted	6,970	—
Vested and delivered/exercised	(1,043)	—
Forfeited/expired	(213)	(19)
Nonvested/outstanding, April 29, 2023	13,516	7,795
Unrecognized compensation expense as of April 29, 2023	$138,096	$26,974
Weighted average remaining expense period as of April 29, 2023	2.3 years	1.6 years

RSA activity has not been material and relates to an RSA of Class A common stock granted to an executive in March 2021. For this grant, 50% of the RSA vested on each of the first two anniversaries of the grant date. Unvested RSAs were not considered participating securities for earnings per share purposes, as any related dividends were forfeitable.

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 28, 2023	201,359
Granted	—
Forfeited	(641)
Outstanding, April 29, 2023	200,718
Vested, April 29, 2023	159,209

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of April 29, 2023, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $7.6 million, which is expected to be recognized over a weighted average period of 1.0 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

(Loss) Income Per Share

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

All outstanding equity awards were excluded from the calculation of diluted loss per Class A and B-1 common share in the thirteen weeks ended April 29, 2023, as their effect would be antidilutive in a net loss period.

There were approximately 3.3 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the thirteen weeks ended April 30, 2022.

7. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the “2022 Form 10-K”). The discussion and analysis below contains certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. The risks described in this Form 10-Q and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including the section entitled “Forward-Looking Statements” in this Form 10-Q, should be carefully reviewed. All amounts herein are unaudited.

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own partners. We have consistently set new standards in pet care while delivering comprehensive pet wellness products, services and solutions, and creating communities that deepen the pet-pet parent bond. In recent years, we have transformed our business from a successful yet traditional retailer to a disruptive, fully integrated, omnichannel provider of holistic pet health and wellness offerings, including premium products, services, and veterinary care. Through our integrated ecosystem, we provide our over 25 million total active customers with a comprehensive offering of differentiated products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, including a growing network of more than 250 in-store veterinary hospitals, our digital channel, and our flexible fulfillment options.

Our multicategory, go-to-market strategy integrates our strong digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Our e-commerce site and personalized mobile app serve as hubs for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. By leveraging our extensive physical network of pet care centers, we are able to offer our comprehensive product and service offering in a localized manner with a meaningful last-mile advantage over much of our competition. The full value of our health and wellness ecosystem is realized for customers through our Vital Care Premier membership program. From the nutrition and supplies pets need each day, to the services that keep them at optimal health, Vital Care Premier makes it easier and more affordable for pet parents to care for their pet’s whole health all in one place. Vital Care Premier memberships are at the top of our integrated loyalty programs, followed by Vital Care Core and our perks programs that provide rewards for frequent purchasing.

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

Macroeconomic factors, including rising interest rates, inflationary pressures, supply chain constraints, and global economic and geopolitical developments have varying impacts on our results of operations, such as decreases in sales of discretionary items like supplies, that are difficult to isolate and quantify. We cannot predict the duration or ultimate severity of these macroeconomic factors or the ultimate impact on our operations and liquidity. Please refer to the risk factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q.

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

Executive Summary

The financial results for the thirteen weeks ended April 29, 2023 reflect continued business and customer growth and operational execution, while investing in strategic growth initiatives. Comparing the thirteen weeks ended April 29, 2023 with the thirteen weeks ended April 30, 2022 (unless otherwise noted), our results included the following:

•
an increase in net sales from $1.48 billion to $1.56 billion, representing period-over-period growth of 5.4%;
•
comparable sales growth of 5.1%;
•
a decrease in operating income from $49.9 million to $27.6 million, representing a period-over-period decrease of 44.7%;
•
net loss attributable to Class A and B-1 common stockholders of $1.9 million, compared to net income attributable to Class A and B-1 common stockholders of $24.7 million in the prior year period; and
•
a decrease in Adjusted EBITDA from $119.2 million to $111.0 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Net sales	$1,555,908	$1,475,991
Cost of sales	951,426	868,317
Gross profit	604,482	607,674
Selling, general and administrative expenses	576,865	557,735
Operating income	27,617	49,939
Interest income	(1,177)	(20)
Interest expense	37,202	19,634
Loss on partial extinguishment of debt	441	—
Other non-operating income	(2,819)	(314)
(Loss) income before income taxes and income from equity method investees	(6,030)	30,639
Income tax (benefit) expense	(1,008)	10,000
Income from equity method investees	(3,130)	(3,163)
Net (loss) income	(1,892)	23,802
Net loss attributable to noncontrolling interest	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	$(1,892)	$24,693

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Net sales	100.0%	100.0%
Cost of sales	61.1	58.8
Gross profit	38.9	41.2
Selling, general and administrative expenses	37.1	37.8
Operating income	1.8	3.4
Interest income	(0.1)	(0.0)
Interest expense	2.4	1.3
Loss on partial extinguishment of debt	0.0	—
Other non-operating income	(0.1)	(0.0)
(Loss) income before income taxes and income from equity method investees	(0.4)	2.1
Income tax (benefit) expense	(0.1)	0.7
Income from equity method investees	(0.2)	(0.2)
Net (loss) income	(0.1)	1.6
Net loss attributable to noncontrolling interest	—	(0.1)
Net (loss) income attributable to Class A and B-1 common stockholders	(0.1)%	1.7%

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
Operational Data:
Comparable sales increase	5.1%	5.1%
Total pet care centers at end of period	1,428	1,427
Total veterinarian practices at end of period	257	201
Adjusted EBITDA (in thousands)	$111,026	$119,195

Thirteen Weeks Ended April 29, 2023 Compared with Thirteen Weeks Ended April 30, 2022

Net Sales and Comparable Sales

	Thirteen weeks ended
(dollars in thousands)	April 29, 2023	April 30, 2022	$ Change	% Change
Consumables	$763,051	$685,930	$77,121	11.2%
Supplies and companion animals	553,545	599,179	(45,634)	(7.6%)
Services and other	239,312	190,882	48,430	25.4%
Net sales	$1,555,908	$1,475,991	$79,917	5.4%

Net sales increased $79.9 million, or 5.4%, to $1.56 billion in the thirteen weeks ended April 29, 2023 compared to net sales of $1.48 billion in the thirteen weeks ended April 30, 2022, driven by a 5.1% increase in our comparable sales. Our sales growth period-over-period was driven by our strong execution and differentiated model across digital and in our pet care centers. Our total sales mix remains strong, led by continued momentum in consumables and services, whose customers shop more frequently and have among our highest long-term value. This growth is slightly offset by a decrease in supplies and companion animals sales driven by softening in discretionary spend associated with the current inflationary macroeconomic environment. We have made certain pricing actions to partially offset cost increases during the thirteen weeks ended April 29, 2023.

The increase in consumables sales between the periods was driven in part by our continued expansion of our product assortment and momentum in premium consumables and owned brand offerings. The decrease in supplies and companion animals sales is due to a decrease in spending on certain non-essential items. The increase in services and other was due to growth in our membership offerings like Vital Care and growth in our grooming services and veterinary hospital business in which we now operate over 250 veterinary hospitals.

For the thirteen weeks ended April 29, 2023, pet care center merchandise and Vital Care delivered growth of 2.5% with strong growth in consumables. E-commerce and digital sales increased 11.2% during the thirteen weeks ended April 29, 2023, driven by strength in our online initiatives such as repeat delivery, same day delivery and our digital pharmacy. Service-related sales, which include veterinary hospitals, increased 13.4% during the thirteen weeks ended April 29, 2023, reflecting expansion and maturity of our veterinary hospital footprint and strong growth in veterinary and grooming customers.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

Gross profit decreased $3.2 million, or 0.5%, to $604.5 million in the thirteen weeks ended April 29, 2023 compared to gross profit of $607.7 million for the thirteen weeks ended April 30, 2022. As a percentage of sales, our gross profit rate was 38.9% for the thirteen weeks ended April 29, 2023 compared with 41.2% for the thirteen weeks ended April 30, 2022. The decrease in gross profit rate between the periods was primarily due to the mix impact of strong consumables sales and softer supplies sales during the thirteen weeks ended April 29, 2023. While the strong consumables mix impacts the gross margin rate, the average consumables customer has a higher lifetime value than most other categories of customers. Sales channel impacts driven by strength in our digital, services and vet business, and moderate increases in distribution costs also contributed to the decrease in gross profit rate during the thirteen weeks ended April 29, 2023 as compared to the prior year period. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $19.1 million, or 3.4%, to $576.9 million for the thirteen weeks ended April 29, 2023 compared to $557.7 million for the thirteen weeks ended April 30, 2022. As a percentage of net sales, SG&A expenses were 37.1% for the thirteen weeks ended April 29, 2023 compared with 37.8% for the thirteen weeks ended April 30, 2022, reflecting operating leverage from net sales growth. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people, along with higher variable costs on increased sales and was partially offset by a $10.4 million decrease in advertising expenses.

Interest Expense

Interest expense increased $17.6 million, or 89.5%, to $37.2 million in the thirteen weeks ended April 29, 2023 compared with $19.6 million in the thirteen weeks ended April 30, 2022. The increase was primarily driven by higher interest rates on the First Lien Term Loan. For more information on these obligations, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Partial Extinguishment of Debt

Loss on partial extinguishment of debt was $0.4 million for the thirteen weeks ended April 29, 2023. This loss was recognized in conjunction with the $35.0 million repayment on the First Lien Term Loan in March 2023. There was no loss on debt extinguishment and modification for the thirteen weeks ended April 30, 2022. For more information regarding these activities, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating Income

Other non-operating income was $2.8 million and $0.3 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. For more information regarding this activity, refer to Note 5, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

Our effective tax rate was 34.8% resulting in income tax benefit of $1.0 million for the thirteen weeks ended April 29, 2023, compared to an effective tax rate of 28.8% resulting in income tax expense of $10.0 million for the thirteen weeks ended April 30, 2022. The increase in effective tax rate for the thirteen weeks ended April 29, 2023 is primarily driven by an increase in nondeductible equity compensation and a change in pre-tax earnings.

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

Adjusted EBITDA is not a substitute for net income (loss), the most comparable GAAP measure, and is subject to a number of limitations as a financial measure, so it should be used in conjunction with GAAP financial measures and not in isolation. There can be no assurances that we will not modify the presentation of Adjusted

EBITDA in the future. In addition, other companies in our industry may define Adjusted EBITDA differently, limiting its usefulness as a comparative measure. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures to GAAP Measures” included in the 2022 Form 10-K for more information regarding how we define Adjusted EBITDA.

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended
(dollars in thousands)	April 29, 2023	April 30, 2022
Net (loss) income attributable to Class A and B-1 common stockholders	$(1,892)	$24,693
Interest expense, net	36,025	19,614
Income tax (benefit) expense	(1,008)	10,000
Depreciation and amortization	49,255	46,967
Income from equity method investees	(3,130)	(3,163)
Loss on partial extinguishment of debt	441	—
Asset impairments and write offs	4	162
Equity-based compensation	22,129	12,222
Other non-operating income	(2,819)	(314)
Mexico joint venture EBITDA (1)	8,734	6,778
Acquisition-related integration costs (2)	—	2,236
Other costs (3)	3,287	—
Adjusted EBITDA	$111,026	$119,195
Net sales	$1,555,908	$1,475,991
Net margin (4)	(0.1)%	1.7%
Adjusted EBITDA Margin	7.1%	8.1%

————————————

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

	Thirteen weeks ended
(dollars in thousands)	April 29, 2023	April 30, 2022
Net income	$6,259	$5,133
Depreciation	5,708	4,294
Income tax expense	4,074	2,997
Foreign currency loss (gain)	127	(64)
Interest expense, net	1,300	1,196
EBITDA	$17,468	$13,556
50% of EBITDA	$8,734	$6,778

————————————

(2)
Acquisition-related integration costs include direct costs resulting from acquiring and integrating businesses. These include third-party professional and legal fees and other integration-related costs that would not have otherwise been incurred as part of the company’s operations. For the thirteen weeks ended April 30, 2022, $2.2 million of integration costs were recorded in selling, general, and administrative expenses relating to the purchase of the remaining stake in our veterinary joint venture.
(3)
Other costs include, as incurred: restructuring costs and restructuring-related severance costs; legal reserves associated with significant, non-ordinary course legal or regulatory matters; and costs related to certain significant strategic transactions.
(4)
We define net margin as net (loss) income attributable to Class A and B-1 common stockholders divided by net sales and Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure that is calculated as net cash provided by operating activities less cash paid for fixed assets. Management believes that Free Cash Flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company’s financial performance.

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
(dollars in thousands)
Net cash provided by operating activities	$37,651	$57,519
Cash paid for fixed assets	(62,050)	(65,910)
Free Cash Flow	$(24,399)	$(8,391)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of April 29, 2023 was $592.8 million, inclusive of cash and cash equivalents of $148.9 million and $443.9 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirteen weeks ended
(dollars in thousands)	April 29, 2023	April 30, 2022
Total cash provided by (used in):
Operating activities	$37,651	$57,519
Investing activities	(62,775)	(65,910)
Financing activities	(37,082)	(15,260)
Net decrease in cash, cash equivalents and restricted cash	$(62,206)	$(23,651)

Operating Activities

Our primary source of operating cash is sales of products and services to customers, which are substantially all on a cash basis, and therefore provide us with a significant source of liquidity. Our primary uses of cash in operating activities include: purchases of inventory; freight and warehousing costs; employee-related expenditures; occupancy-related costs for our pet care centers, distribution centers and corporate support centers; credit card fees; interest under our debt agreements; and marketing expenses. Net cash provided by operating activities is impacted by our net (loss) income adjusted for certain non-cash items, including: depreciation, amortization, impairments and write-offs; amortization of debt discounts and issuance costs; deferred income taxes; equity-based compensation; impairments of goodwill and intangible assets; other non-operating income; and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $37.7 million in the thirteen weeks ended April 29, 2023 compared with net cash provided by operating activities of $57.5 million in the thirteen weeks ended April 30, 2022. The decrease in operating cash flow was due to lower operating income, an increase in cash paid for inventory, an increase in cash paid for interest as well as higher payroll and fringe benefits. This was partially offset by timing differences in accounts payable as well as lower cash paid for incentive compensation.

Investing Activities

Cash used in investing activities consists of capital expenditures, which in the thirteen weeks ended April 29, 2023 and the thirteen weeks ended April 30, 2022 primarily supported our initiatives including the continued build-out of our veterinary hospitals. Net cash used in investing activities was $62.8 million and $65.9 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.

Financing Activities

Net cash used in financing activities was $37.1 million for the thirteen weeks ended April 29, 2023, compared with $15.3 million used in financing activities in the thirteen weeks ended April 30, 2022.

Financing cash flows in the thirteen weeks ended April 29, 2023 primarily consisted of the $35.0 million principal repayment on the term loan.

Financing cash flows in the thirteen weeks ended April 30, 2022 primarily consisted of the scheduled quarterly repayments on the term loan and payments for tax withholdings on stock-based awards.

Sources of Liquidity

Senior Secured Credit Facilities

On March 4, 2021, the Company completed a refinancing transaction by entering into a $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and the ABL Revolving Credit Facility, which matures on March 4, 2026 and has availability of up to $500.0 million, subject to a borrowing base. Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted Term SOFR, subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are typically $4.25 million quarterly. In March 2023 and May 2023, the Company repaid $35.0 million and $25.0 million in principal, respectively, of the First Lien Term Loan using existing cash on hand. The repayments were applied to remaining principal payments in order of scheduled payment date.

For more information regarding this indebtedness, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Derivative Instruments

In November 2022, the Company entered into a series of interest rate cap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate caps became effective December 30, 2022 and expire on December 31, 2024.

In March 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar became effective March 31, 2023 and expires on March 31, 2026.

For more information regarding derivative instruments, refer to Note 4, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2022 Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of April 29, 2023, we had $1,635.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of April 29, 2023 would have increased annual cash interest in the aggregate by approximately $16.6 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 4, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of April 29, 2023, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 29, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 29, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 7, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2022 Form 10-K for information concerning risk factors. There have been no material changes with respect to the risk factors disclosed in the 2022 Form 10-K. You should carefully consider such factors, which could materially and adversely affect our business, financial condition, and/or results of operations. The risks described in the 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases of the Company’s Class A common stock by the Company during the first quarter of 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Period

January 29, 2023 to February 28, 2022	—	—	—	—
March 1, 2023 to March 31, 2023	10,881	$8.95	—	—
April 1, 2023 to April 29, 2023	—	—	—	—
Total	10,881	$8.95	—	—

(1)
Represents shares of the Company’s Class A common stock withheld from an employee upon the vesting of restricted stock to satisfy related tax withholding obligations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1†	Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2023 CEO Form)

10.2†	Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2023 Executive Form)

10.3†	Employment Letter between Petco Animal Supplies Stores, Inc. and Amy College dated February 18, 2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Petco Health and Wellness Company, Inc.

Date: June 7, 2023	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)