Form 10-Q
period 2023-07-29
Petco Health & Wellness Company, Inc.
filed 2023-09-01
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

The number of shares of the registrant’s Class A Common Stock outstanding as of August 30, 2023 was 229,974,364.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of August 30, 2023 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of August 30, 2023 was 37,790,781.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are not statements of historical fact, including statements regarding: our expectations with respect to our revenue, expenses, profitability, and other operating results; our growth plans; our ability to compete effectively in the markets in which we participate; the execution on our transformation initiatives; and the impact of certain macroeconomic factors, including inflationary and interest rate pressures, consumer spending patterns, global supply chain constraints, and global economic and geopolitical developments, on our business. Forward-looking and other statements in this Form 10-Q may also address our progress, plans, and goals with respect to sustainability initiatives, and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). Such plans and goals may change, and statements regarding such plans and goals are not guarantees or promises that they will be met. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 29, 2023	January 28, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173,014	$201,901
Receivables, less allowance for credit losses ($1,164 and $952, respectively)	66,258	49,580
Merchandise inventories, net	675,441	652,430
Prepaid expenses	54,880	51,274
Other current assets	55,247	60,809
Total current assets	1,024,840	1,015,994
Fixed assets	2,090,367	1,987,560
Less accumulated depreciation	(1,270,141)	(1,184,233)
Fixed assets, net	820,226	803,327
Operating lease right-of-use assets	1,401,834	1,397,761
Goodwill	2,196,664	2,193,941
Trade name	1,025,000	1,025,000
Other long-term assets	193,698	176,806
Total assets	$6,662,262	$6,612,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$477,748	$381,213
Accrued salaries and employee benefits	90,796	89,929
Accrued expenses and other liabilities	219,910	217,556
Current portion of operating lease liabilities	281,415	309,766
Current portion of long-term debt and other lease liabilities	5,077	22,794
Total current liabilities	1,074,946	1,021,258
Senior secured credit facilities, net, excluding current portion	1,588,523	1,628,331
Operating lease liabilities, excluding current portion	1,159,696	1,148,155
Deferred taxes, net	294,094	303,121
Other long-term liabilities	130,239	130,487
Total liabilities	4,247,498	4,231,352
Commitments and contingencies (Notes 3 and 7)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 229.8 million and 228.3 million shares, respectively	230	228
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,196,235	2,152,342
Retained earnings	216,470	232,967
Accumulated other comprehensive income (loss)	1,791	(4,098)
Total stockholders’ equity	2,414,764	2,381,477
Total liabilities and stockholders’ equity	$6,662,262	$6,612,829

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$1,530,734	$1,480,797	$3,086,642	$2,956,788
Cost of sales	937,730	886,320	1,889,156	1,754,637
Gross profit	593,004	594,477	1,197,486	1,202,151
Selling, general and administrative expenses	568,967	544,472	1,145,832	1,102,207
Operating income	24,037	50,005	51,654	99,944
Interest income	(764)	(137)	(1,940)	(157)
Interest expense	37,493	21,820	74,694	41,454
Loss on partial extinguishment of debt	305	—	746	—
Other non-operating (income) loss	(1,795)	10,259	(4,614)	9,945
(Loss) income before income taxes and income from equity method investees	(11,202)	18,063	(17,232)	48,702
Income tax expense	6,732	6,638	5,724	16,638
Income from equity method investees	(3,328)	(2,031)	(6,458)	(5,194)
Net (loss) income	(14,606)	13,456	(16,498)	37,258
Net loss attributable to noncontrolling interest	—	—	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	$(14,606)	$13,456	$(16,498)	$38,149

Net (loss) income per Class A and B-1 common share:
Basic	$(0.05)	$0.05	$(0.06)	$0.14
Diluted	$(0.05)	$0.05	$(0.06)	$0.14

Weighted average shares used in computing net (loss) income per Class A and B-1 common share:
Basic	267,163	265,431	266,824	265,241
Diluted	267,163	265,835	266,824	265,777

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net (loss) income	$(14,606)	$13,456	$(16,498)	$37,258
Net loss attributable to noncontrolling interest	—	—	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	(14,606)	13,456	(16,498)	38,149

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,107	(775)	2,164	(2,373)
Unrealized gain on derivatives	3,915	—	2,931	—
Losses on derivatives reclassified to income	361	—	794	—
Total other comprehensive income (loss), net of tax	5,383	(775)	5,889	(2,373)

Comprehensive (loss) income	(9,223)	12,681	(10,609)	34,885
Comprehensive loss attributable to noncontrolling interest	—	—	—	(891)
Comprehensive (loss) income attributable to Class A and B-1 common stockholders	$(9,223)	$12,681	$(10,609)	$35,776

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 28, 2023	228,338	37,791	37,791	$266	$2,152,342	$232,967	$(4,098)	$2,381,477	$—	$2,381,477
Equity-based compensation expense (Note 6)	—	—	—	—	22,282	—	—	22,282	—	22,282
Net loss	—	—	—	—	—	(1,892)	—	(1,892)	—	(1,892)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,057	1,057	—	1,057
Unrealized loss on derivatives (Note 4), net of tax	—	—	—	—	—	—	(984)	(984)	—	(984)
Losses on derivatives reclassified to income (Note 4), net of tax	—	—	—	—	—	—	433	433	—	433
Issuance of common stock, net of tax withholdings	727	—	—	1	(1,254)	—	—	(1,253)	—	(1,253)
Balance at April 29, 2023	229,065	37,791	37,791	$267	$2,173,370	$231,075	$(3,592)	$2,401,120	$—	$2,401,120
Equity-based compensation expense (Note 6)	—	—	—	—	24,322	—	—	24,322	—	24,322
Net loss	—	—	—	—	—	(14,606)	—	(14,606)	—	(14,606)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,107	1,107	—	1,107
Unrealized gain on derivatives (Note 4), net of tax	—	—	—	—	—	—	3,915	3,915	—	3,915
Losses on derivatives reclassified to income (Note 4), net of tax	—	—	—	—	—	—	361	361	—	361
Issuance of common stock, net of tax withholdings	761	—	—	1	(1,457)	—	—	(1,456)	—	(1,456)
Balance at July 29, 2023	229,826	37,791	37,791	$268	$2,196,235	$216,470	$1,791	$2,414,764	$—	$2,414,764

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 29, 2022	227,187	37,791	37,791	$265	$2,133,821	$142,166	$(2,238)	$2,274,014	$(18,195)	$2,255,819
Equity-based compensation expense (Note 6)	—	—	—	—	12,055	—	—	12,055	—	12,055
Net income	—	—	—	—	—	24,693	—	24,693	(891)	23,802
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,598)	(1,598)	—	(1,598)
Issuance of common stock, net of tax withholdings	291	—	—	—	(2,371)	—	—	(2,371)	—	(2,371)
Balance at April 30, 2022	227,478	37,791	37,791	$265	$2,143,505	$166,859	$(3,836)	$2,306,793	$(19,086)	$2,287,707
Equity-based compensation expense (Note 6)	—	—	—	—	$13,422	—	—	$13,422	—	$13,422
Net income	—	—	—	—	—	13,456	—	13,456	—	13,456
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(775)	(775)	—	(775)
Investment in veterinary joint venture	—	—	—	—	(54,086)	—	—	(54,086)	19,086	(35,000)
Issuance of common stock, net of tax withholdings	431	—	—	1	335	—	—	336	—	336
Balance at July 30, 2022	227,909	37,791	37,791	$266	$2,103,176	$180,315	$(4,611)	$2,279,146	$—	$2,279,146

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Twenty-six weeks ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net (loss) income	$(16,498)	$37,258
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	97,919	95,570
Amortization of debt discounts and issuance costs	2,446	2,456
Provision for deferred taxes	(11,002)	9,216
Equity-based compensation	46,248	25,117
Impairments, write-offs and losses on sale of fixed and other assets	1,035	1,369
Loss on partial extinguishment of debt	746	—
Amounts reclassified out of accumulated other comprehensive income (loss)	1,055	—
Income from equity method investees	(6,458)	(5,194)
Non-cash operating lease costs	211,576	210,946
Other non-operating (income) loss	(4,614)	9,945
Changes in assets and liabilities:
Receivables	(16,679)	10,856
Merchandise inventories	(23,011)	(48,225)
Prepaid expenses and other assets	(14,237)	(21,932)
Accounts payable and book overdrafts	97,062	12,626
Accrued salaries and employee benefits	1,221	(37,345)
Accrued expenses and other liabilities	(1,238)	5,148
Operating lease liabilities	(232,518)	(205,884)
Other long-term liabilities	1,212	(1,839)
Net cash provided by operating activities	134,265	100,088
Cash flows from investing activities:
Cash paid for fixed assets	(114,023)	(136,190)
Cash paid for acquisitions, net of cash acquired	(2,040)	(2,888)
Cash paid for interest in veterinary joint venture	—	(35,000)
Proceeds from investment	10,248	—
Proceeds from sale of assets	—	2,127
Net cash used in investing activities	(105,815)	(171,951)
Cash flows from financing activities:
Borrowings under long-term debt agreements	—	4,000
Repayments of long-term debt	(60,000)	(12,500)
Payments for finance lease liabilities	(3,349)	(2,964)
Proceeds from employee stock purchase plan and stock option exercises	2,454	2,591
Tax withholdings on stock-based awards	(4,873)	(13,461)
Net cash used in financing activities	(65,768)	(22,334)
Net decrease in cash, cash equivalents and restricted cash	(37,318)	(94,197)
Cash, cash equivalents and restricted cash at beginning of period	213,727	221,890
Cash, cash equivalents and restricted cash at end of period	$176,409	$127,693
Supplemental cash flow disclosures:
Interest paid, net	$72,005	$35,631
Capitalized interest	$—	$371
Income taxes paid	$27,423	$5,461
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$30,336	$41,343

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

Derivative Instruments

In November 2022, the Company entered into a series of interest rate cap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to the three-month Secured Overnight Financing Rate as published by CME Group ("Term SOFR"). The interest rate caps became effective December 30, 2022 and expire on December 31, 2024. The interest rate caps are accounted for as cash flow hedges, and changes in the fair value of the interest rate caps are reported as a component of accumulated other comprehensive income (loss) ("AOCI").

In March 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar became effective March 31, 2023 and expires on March 31, 2026. The interest rate collar is accounted for as a cash flow hedge, and changes in the fair value of the interest rate collar are reported as a component of AOCI.

In June 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar becomes effective September 30, 2023 and expires on December 31, 2026. The interest rate collar is accounted for as a cash flow hedge, and changes in the fair value of the interest rate collar are reported as a component of AOCI.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	July 29, 2023	January 28, 2023
Cash and cash equivalents	$173,014	$201,901
Restricted cash included in other current assets	3,395	11,826
Total cash, cash equivalents and restricted cash in the statement of cash flows	$176,409	$213,727

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Consumables	$734,077	$687,068	$1,497,128	$1,372,998
Supplies and companion animals	544,521	600,711	1,098,066	1,199,890
Services and other	252,136	193,018	491,448	383,900
Net sales	$1,530,734	$1,480,797	$3,086,642	$2,956,788

3. Senior Secured Credit Facilities

On March 4, 2021, the Company entered into a $1,700.0 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility with availability of up to $500.0 million, subject to a borrowing base, maturing on March 4, 2026 (the “ABL Revolving Credit Facility”).

As of July 29, 2023, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

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

The Company voluntarily prepaid $35.0 million and $25.0 million of the First Lien Term Loan using existing cash on hand in March 2023 and May 2023, respectively. The repayments were applied to the remaining principal payments in order of scheduled payment date and, as a result, the entire remaining balance was included in senior secured credit facilities, net, excluding current portion in the consolidated balance sheets as of July 29, 2023. The Company accounted for the repayments as partial extinguishments and recognized losses on debt extinguishment of $0.3 million and $0.7 million during the thirteen and twenty-six week periods ended July 29, 2023, respectively. In August 2023, the Company repaid $15.0 million on the First Lien Term Loan using existing cash on hand. The repayment was applied to remaining principal payments in order of scheduled payment date.

As of July 29, 2023, the outstanding principal balance of the First Lien Term Loan was $1,610.3 million ($1,591.5 million, net of the unamortized discount and debt issuance costs). As of January 28, 2023, the outstanding principal balance of the First Lien Term Loan was $1,670.3 million ($1,648.9 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 8.9% and 8.2% as of July 29, 2023 and January 28, 2023, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of July 29, 2023 and January 28, 2023, the estimated fair value of the First Lien Term Loan was approximately $1,604.3 million and $1,649.4 million, respectively, based upon Level 2 fair value hierarchy inputs.

Revolving Credit Facilities

As of July 29, 2023 and January 28, 2023, no amounts were outstanding under the ABL Revolving Credit Facility. As of July 29, 2023, $446.4 million was available under the ABL Revolving Credit Facility, which is net of $53.6 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. As of July 29, 2023 and January 28, 2023, unamortized debt issuance costs of $3.0 million and $3.6 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

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

4. Derivative Instruments

The interest rate caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of July 29, 2023, AOCI included unrealized gains of $2.2 million ($1.7 million, net of tax). Approximately $0.5 million and $1.1 million of pre-tax losses deferred in AOCI were reclassified to interest expense during the thirteen and twenty-six week periods ended July 29, 2023, respectively. As of January 28, 2023, AOCI included unrealized losses of $2.7 million ($2.1 million, net of tax). The Company currently estimates that $3.2 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	July 29, 2023	January 28, 2023
Current asset portion of cash flow hedges	Other current assets	$4,402	$—
Non-current asset portion of cash flow hedges	Other long-term assets	1,003	—
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	—	(1,176)
Non-current liability portion of cash flow hedges	Other long-term liabilities	(1,594)	(1,717)
Total cash flow hedges		$3,811	$(2,893)

5. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	July 29, 2023
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$118,915	$—	$—
Investments of officers' life insurance	$—	$14,281	$—
Non-qualified deferred compensation plan	$—	$(20,200)	$—
Interest related to Rover Group, Inc.	$—	$—	$14,518

	January 28, 2023
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$156,626	$—	$—
Investments of officers' life insurance	$—	$13,112	$—
Non-qualified deferred compensation plan	$—	$(18,464)	$—
Investment in Rover Group, Inc.	$20,152	$—	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $117.0 million and $145.5 million as of July 29, 2023 and January 28, 2023, respectively. Also included in the Company’s money market mutual funds balances were $1.9 million and $11.1 million as of July 29, 2023 and January 28, 2023, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

In April 2023, the Company sold its interest in Rover Group, Inc. Class A common stock to a buyer at a price determined based on the daily volume weighted average price, in addition to a premium, over an agreed upon period. The cash proceeds were received throughout fiscal 2023, with the final payment being received in August 2023. The Company's interest in the unsettled cash proceeds were remeasured at fair value at each reporting period, and the resulting gains or losses were included in other non-operating income in the consolidated statements of operations.

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

There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen or twenty-six week periods ended July 29, 2023 and July 30, 2022. During the thirteen and twenty-six week periods ended July 29, 2023, the Company recorded fixed asset and right-of-use asset impairment charges of $0.9 million and $1.1 million, respectively. During the thirteen and twenty-six week periods ended July 30, 2022, the Company recorded fixed asset and right-of-use asset impairment charges of $0.2 million and $1.0 million, respectively.

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

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
RSUs and RSAs	$16,778	$8,690	$31,274	$15,157
Options	4,917	2,038	10,002	3,846
ESPP	423	315	854	612
Other awards	2,001	1,852	4,118	5,502
Total equity-based compensation expense	$24,119	$12,895	$46,248	$25,117

Activity under the 2021 Equity Incentive Plan was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, January 28, 2023	7,802	7,814
Granted	7,343	—
Vested and delivered/exercised	(2,059)	—
Forfeited/expired	(634)	(67)
Nonvested/outstanding, July 29, 2023	12,452	7,747
Unrecognized compensation expense as of July 29, 2023	$118,638	$21,873
Weighted average remaining expense period as of July 29, 2023	2.1 years	1.3 years

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

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 28, 2023	201,359
Granted	—
Forfeited	(847)
Outstanding, July 29, 2023	200,512
Vested, July 29, 2023	172,814

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of July 29, 2023, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $6.1 million, which is expected to be recognized over a weighted average period of 1.1 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

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

All outstanding equity awards were excluded from the calculation of diluted loss per Class A and B-1 common share in the twenty-six weeks ended July 29, 2023, as their effect would be antidilutive in a net loss period.

There were approximately 5.3 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the twenty-six weeks ended July 30, 2022.

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

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own partners. We have consistently set new standards in pet care while delivering comprehensive pet wellness products, services and solutions, and creating communities that deepen the pet-pet parent bond. In recent years, we have transformed our business from a successful yet traditional retailer to a disruptive, fully integrated, omnichannel provider of holistic pet health and wellness offerings, including premium products, services, and veterinary care. Through our integrated ecosystem, we provide our 25 million total active customers with a comprehensive offering of differentiated products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, including a growing network of more than 250 in-store veterinary hospitals, our digital channel, and our flexible fulfillment options.

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

We strive to be a truly unique company, one that is saving and improving millions of pet lives and tangibly improving the lives of pet parents and the partners who work for us, while at the same time executing our differentiated strategy with excellence. In tandem with Petco Love, a life-changing independent nonprofit organization, we work with and support thousands of local animal welfare groups across the country and, through in-store adoption events, we have helped find homes for nearly 7 million animals.

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

Executive Summary

The financial results for the thirteen weeks ended July 29, 2023 reflect continued business and operational execution, while investing in strategic growth initiatives. Comparing the thirteen weeks ended July 29, 2023 with the thirteen weeks ended July 30, 2022 (unless otherwise noted), our results included the following:

•
an increase in net sales from $1.48 billion to $1.53 billion, representing period-over-period growth of 3.4%;
•
comparable sales growth of 3.2%;
•
a decrease in operating income from $50.0 million to $24.0 million, representing a period-over-period decrease of 51.9%;
•
net loss attributable to Class A and B-1 common stockholders of $14.6 million, compared to net income attributable to Class A and B-1 common stockholders of $13.5 million in the prior year period; and
•
a decrease in Adjusted EBITDA from $133.5 million to $112.6 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$1,530,734	$1,480,797	$3,086,642	$2,956,788
Cost of sales	937,730	886,320	1,889,156	1,754,637
Gross profit	593,004	594,477	1,197,486	1,202,151
Selling, general and administrative expenses	568,967	544,472	1,145,832	1,102,207
Operating income	24,037	50,005	51,654	99,944
Interest income	(764)	(137)	(1,940)	(157)
Interest expense	37,493	21,820	74,694	41,454
Loss on partial extinguishment of debt	305	—	746	—
Other non-operating (income) loss	(1,795)	10,259	(4,614)	9,945
(Loss) income before income taxes and income from equity method investees	(11,202)	18,063	(17,232)	48,702
Income tax expense	6,732	6,638	5,724	16,638
Income from equity method investees	(3,328)	(2,031)	(6,458)	(5,194)
Net (loss) income	(14,606)	13,456	(16,498)	37,258
Net loss attributable to noncontrolling interest	—	—	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	$(14,606)	$13,456	$(16,498)	$38,149

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.3	59.9	61.2	59.3
Gross profit	38.7	40.1	38.8	40.7
Selling, general and administrative expenses	37.2	36.8	37.1	37.3
Operating income	1.5	3.3	1.7	3.4
Interest income	(0.0)	(0.0)	(0.1)	(0.0)
Interest expense	2.3	1.4	2.5	1.5
Loss on partial extinguishment of debt	0.0	—	0.0	—
Other non-operating (income) loss	(0.1)	0.7	(0.1)	0.3
(Loss) income before income taxes and income from equity method investees	(0.7)	1.2	(0.6)	1.6
Income tax expense	0.4	0.4	0.2	0.5
Income from equity method investees	(0.1)	(0.1)	(0.3)	(0.2)
Net (loss) income	(1.0)	0.9	(0.5)	1.3
Net loss attributable to noncontrolling interest	—	—	—	(0.0)
Net (loss) income attributable to Class A and B-1 common stockholders	(1.0)%	0.9%	(0.5)%	1.3%

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operational Data:
Comparable sales increase	3.2%	3.8%	4.1%	4.4%
Total pet care centers at end of period	1,429	1,428	1,429	1,428
Total veterinarian practices at end of period	269	212	269	212
Adjusted EBITDA (in thousands)	$112,578	$133,497	$223,604	$252,692

Thirteen and Twenty-six Weeks Ended July 29, 2023 Compared with Thirteen and Twenty-six Weeks Ended July 30, 2022

Net Sales and Comparable Sales

	Thirteen weeks ended				Twenty-six weeks ended
(dollars in thousands)	July 29, 2023	July 30, 2022	$ Change	% Change	July 29, 2023	July 30, 2022	$ Change	% Change
Consumables	$734,077	$687,068	$47,009	6.8%	$1,497,128	$1,372,998	$124,130	9.0%
Supplies and companion animals	544,521	600,711	(56,190)	(9.4%)	1,098,066	1,199,890	(101,824)	(8.5%)
Services and other	252,136	193,018	59,118	30.6%	491,448	383,900	107,548	28.0%
Net sales	$1,530,734	$1,480,797	$49,937	3.4%	$3,086,642	$2,956,788	$129,854	4.4%

Net sales increased $49.9 million, or 3.4%, to $1.53 billion in the thirteen weeks ended July 29, 2023 compared to net sales of $1.48 billion in the thirteen weeks ended July 30, 2022, driven by a 3.2% increase in our comparable sales. Net sales increased $129.9 million, or 4.4%, to $3.09 billion in the twenty-six weeks ended July 29, 2023 compared to net sales of $2.96 billion in the twenty-six weeks ended July 30, 2022, driven by a 4.1% increase in our comparable sales. Our sales growth period-over-period was driven by our strong execution and differentiated model across digital and in our pet care centers. Our sales growth was led by continued momentum in consumables and services, whose customers shop more frequently and have among our highest long-term value. This growth is partially offset by a decrease in supplies and companion animals sales driven by softening in discretionary spend associated with the current inflationary macroeconomic environment.

The increase in consumables sales between the periods was driven in part by our continued expansion of our product assortment. The decrease in supplies and companion animals sales is due to a decrease in spending on certain non-essential items. The increase in services and other was due to growth in our membership offerings like Vital Care and growth in our grooming services and veterinary hospital business in which we now operate over 250 veterinary hospitals.

Service related sales, which include veterinary hospitals, increased 16.6% and 15.0% during the thirteen and twenty-six weeks ended July 29, 2023, respectively, reflecting expansion and maturity of our veterinary hospital footprint and strong growth in veterinary and grooming customers. E-commerce and digital sales increased 9.4% and 10.3% during the thirteen and twenty-six weeks ended July 29, 2023, respectively, driven by strength in our online initiatives such as repeat delivery, same day delivery and our digital pharmacy. For the thirteen and twenty-six weeks ended July 29, 2023, pet care center merchandise and Vital Care delivered growth of 0.1% and 1.3%, respectively, led by strong growth in consumables.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

Gross profit decreased $1.5 million, or 0.2%, to $593.0 million in the thirteen weeks ended July 29, 2023 compared to gross profit of $594.5 million for the thirteen weeks ended July 30, 2022. As a percentage of sales, our gross profit rate was 38.7% for the thirteen weeks ended July 29, 2023 compared with 40.1% for the thirteen weeks ended July 30, 2022. Gross profit decreased $4.7 million, or 0.4%, to $1,197.5 million in the twenty-six weeks ended July 29, 2023 compared to gross profit of $1,202.2 million for the twenty-six weeks ended July 30, 2022. As a percentage of sales, our gross profit rate was 38.8% for the twenty-six weeks ended July 29, 2023 compared with 40.7% for the twenty-six weeks ended July 30, 2022. The decrease in gross profit rate between the periods was primarily due to the mix impact of strong consumables sales and softer supplies and companion animal sales during the thirteen and twenty-six weeks ended July 29, 2023. While the strong consumables mix impacts the gross margin rate, the average consumables customer has a higher lifetime value than most other categories of customers. Sales channel impacts driven by strength in our digital and services business (which includes vet) also contributed to the decrease in gross profit rate during the thirteen and twenty-six weeks ended July 29, 2023 as compared to the prior year periods. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $24.5 million, or 4.5%, to $569.0 million for the thirteen weeks ended July 29, 2023 compared to $544.5 million for the thirteen weeks ended July 30, 2022. As a percentage of net sales, SG&A expenses were 37.2% for the thirteen weeks ended July 29, 2023 compared with 36.8% for the thirteen weeks ended July 30, 2022. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people and included higher equity-based compensation expense driven by additional awards issued throughout the past year.

SG&A expenses increased $43.6 million, or 4.0%, to $1,145.8 million for the twenty-six weeks ended July 29, 2023 compared to $1,102.2 million for the twenty-six weeks ended July 30, 2022. As a percentage of net sales, SG&A expenses were 37.1% for the twenty-six weeks ended July 29, 2023 compared with 37.3% for the twenty-six weeks ended July 30, 2022, reflecting operating leverage from net sales growth. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people and included higher equity-based compensation expense driven by additional awards issued throughout the past year. This increase was partially offset by a decrease in advertising expenses.

Interest Expense

Interest expense increased $15.7 million, or 71.8%, to $37.5 million in the thirteen weeks ended July 29, 2023 compared with $21.8 million in the thirteen weeks ended July 30, 2022. Interest expense increased $33.2 million, or 80.2%, to $74.7 million in the twenty-six weeks ended July 29, 2023 compared with $41.5 million in the twenty-six weeks ended July 30, 2022. The increase was primarily driven by higher interest rates on the First Lien Term Loan. For more information on these obligations, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Partial Extinguishment of Debt

Loss on partial extinguishment of debt was $0.7 million for the twenty-six weeks ended July 29, 2023. This loss was recognized in conjunction with the $35.0 million and $25.0 million repayments on the First Lien Term Loan in March 2023 and May 2023, respectively. There was no loss on debt extinguishment and modification for the twenty-six weeks ended July 30, 2022. For more information regarding these activities, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating (Income) Loss

Other non-operating income was $1.8 million and $4.6 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively. Other non-operating loss was $10.3 million and $10.0 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. For more information regarding this activity, refer to Note 5, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Expense

Our effective tax rates were -85.5% and -53.1%, resulting in income tax expense of $6.7 million and $5.7 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively, compared to effective tax rates of 32.9% and 30.3%, resulting in income tax expense of $6.6 million and $16.6 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. The change in effective tax rates for the thirteen and twenty-six weeks ended July 29, 2023 was primarily driven by a change in earnings and a shortfall in tax deductions resulting from the exercise and vesting of equity-based compensation awards.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net (loss) income attributable to Class A and B-1 common stockholders	$(14,606)	$13,456	$(16,498)	$38,149
Interest expense, net	36,729	21,683	72,754	41,297
Income tax expense	6,732	6,638	5,724	16,638
Depreciation and amortization	48,664	48,603	97,919	95,570
Income from equity method investees	(3,328)	(2,031)	(6,458)	(5,194)
Loss on partial extinguishment of debt	305	—	746	—
Asset impairments and write offs	1,031	1,207	1,035	1,369
Equity-based compensation	24,119	12,895	46,248	25,117
Other non-operating (income) loss	(1,795)	10,259	(4,614)	9,945
Mexico joint venture EBITDA (1)	8,544	6,501	17,278	13,279
Acquisition-related integration costs (2)	—	10,859	—	13,095
Other costs (3)	6,183	3,427	9,470	3,427
Adjusted EBITDA	$112,578	$133,497	$223,604	$252,692
Net sales	$1,530,734	$1,480,797	$3,086,642	$2,956,788
Net margin (4)	(1.0)%	0.9%	(0.5)%	1.3%
Adjusted EBITDA Margin	7.4%	9.0%	7.2%	8.5%

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$6,656	$4,064	$12,915	$9,197
Depreciation	6,443	4,711	12,151	9,005
Income tax expense	2,364	2,390	6,438	5,387
Foreign currency loss	395	444	522	380
Interest expense, net	1,230	1,392	2,530	2,588
EBITDA	$17,088	$13,001	$34,556	$26,557
50% of EBITDA	$8,544	$6,501	$17,278	$13,279

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Twenty-six weeks ended
	July 29, 2023	July 30, 2022
(dollars in thousands)
Net cash provided by operating activities	$134,265	$100,088
Cash paid for fixed assets	(114,023)	(136,190)
Free Cash Flow	$20,242	$(36,102)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of July 29, 2023 was $619.4 million, inclusive of cash and cash equivalents of $173.0 million and $446.4 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Twenty-six weeks ended
(dollars in thousands)	July 29, 2023	July 30, 2022
Total cash provided by (used in):
Operating activities	$134,265	$100,088
Investing activities	(105,815)	(171,951)
Financing activities	(65,768)	(22,334)
Net decrease in cash, cash equivalents and restricted cash	$(37,318)	$(94,197)

Operating Activities

Our primary source of operating cash is sales of products and services to customers, which are substantially all on a cash basis, and therefore provide us with a significant source of liquidity. Our primary uses of cash in operating activities include: purchases of inventory; freight and warehousing costs; employee-related expenditures; occupancy-related costs for our pet care centers, distribution centers and corporate support centers; credit card fees; interest under our debt agreements; and marketing expenses. Net cash provided by operating activities is impacted by our net (loss) income adjusted for certain non-cash items, including: depreciation, amortization, impairments and write-offs; amortization of debt discounts and issuance costs; deferred income taxes; equity-based compensation; impairments of goodwill and intangible assets; other non-operating (income) loss; and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $134.3 million in the twenty-six weeks ended July 29, 2023 compared with net cash provided by operating activities of $100.1 million in the twenty-six weeks ended July 30, 2022. The increase in operating cash flow is due to higher sales, lower cash paid for advertising and timing differences in accounts payable. This was partially offset by increases in cash paid for interest, income taxes and operating leases as well as higher payroll and fringe benefits.

Investing Activities

Cash used in investing activities consists of capital expenditures, which in the twenty-six weeks ended July 29, 2023 and the twenty-six weeks ended July 30, 2022 primarily supported our initiatives including the continued build-out of our veterinary hospitals. Net cash used in investing activities was $105.8 million and $172.0 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. This change was primarily driven by the $35.0 million cash paid for the remaining 50% stake in our veterinary joint venture during the twenty-six weeks ended July 30, 2022.

Financing Activities

Net cash used in financing activities was $65.8 million for the twenty-six weeks ended July 29, 2023, compared with $22.3 million used in financing activities in the twenty-six weeks ended July 30, 2022.

Financing cash flows in the twenty-six weeks ended July 29, 2023 primarily consisted of $60.0 million in principal repayments on the term loan.

Financing cash flows in the twenty-six weeks ended July 30, 2022 primarily consisted of the scheduled quarterly repayments on the term loan and payments for tax withholdings on stock-based awards.

Sources of Liquidity

Senior Secured Credit Facilities

On March 4, 2021, the Company completed a refinancing transaction by entering into a $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and the ABL Revolving Credit Facility, which matures on March 4, 2026 and has availability of up to $500.0 million, subject to a borrowing base. Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted Term SOFR, subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are typically $4.25 million quarterly. In March 2023 and May 2023, the Company repaid $35.0 million and $25.0 million in principal, respectively, of the First Lien Term Loan using existing cash on hand. The repayments were applied to remaining principal payments in order of scheduled payment date. Additionally, in August 2023, the Company repaid $15.0 million in principal on the First Lien Term Loan using existing cash on hand.

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

In June 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar becomes effective September 30, 2023 and expires on December 31, 2026.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of July 29, 2023, we had $1,610.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of July 29, 2023 would have increased annual cash interest in the aggregate by approximately $16.3 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 4, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of July 29, 2023, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 29, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended July 29, 2023, we shifted our prior enterprise resource planning ("ERP") system to a cloud-based ERP system. As part of the system conversion, we assessed the impact to the control environment and modified internal controls where necessary.

There were no further changes in our internal control over financial reporting that occurred during the quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Form 10-Q.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed on June 23, 2023)

10.1†	First Amendment to Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 23, 2023)

10.2†	Form of Retention Bonus Agreement

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.

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

Petco Health and Wellness Company, Inc.

Date: September 1, 2023	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)