Form 10-Q
period 2023-10-28
Petco Health & Wellness Company, Inc.
filed 2023-12-07
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

The number of shares of the registrant’s Class A Common Stock outstanding as of December 5, 2023 was 230,697,818.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of December 5, 2023 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of December 5, 2023 was 37,790,781.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are not statements of historical fact, including, but not limited to, statements regarding: our expectations with respect to our revenue, expenses, profitability, and other operating results; our growth plans; our ability to compete effectively in the markets in which we participate; the execution on our transformation initiatives; and the impact of certain macroeconomic factors, including inflationary and interest rate pressures, consumer spending patterns, global supply chain constraints, and global economic and geopolitical developments, on our business. Forward-looking and other statements in this Form 10-Q may also address our progress, plans, and goals with respect to sustainability initiatives, and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). Such plans and goals may change, and statements regarding such plans and goals are not guarantees or promises that they will be met. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Forward-looking statements are subject to many risks, uncertainties and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Form 10-Q as well as the following: (i) increased competition (including from multi-channel retailers and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory, and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation and prevailing interest rates; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a data privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances, or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflict in Ukraine), health crises, and pandemics; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; (xx) impairments of the carrying value of our goodwill and other intangible assets; (xxi) our ability to successfully implement our operational adjustments, achieve the expected benefits of our cost action plans and drive improved profitability; and (xxii) the other risks, uncertainties and other factors referred to under “Risk Factors” and identified elsewhere in this Form 10-Q and our other filings with the SEC. The occurrence of any such factors could significantly alter the results set forth in these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 28, 2023	January 28, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,782	$201,901
Receivables, less allowance for credit losses ($1,897 and $952, respectively)	50,180	49,580
Merchandise inventories, net	730,148	652,430
Prepaid expenses	46,856	51,274
Other current assets	40,562	60,809
Total current assets	1,007,528	1,015,994
Fixed assets	2,142,520	1,987,560
Less accumulated depreciation	(1,314,721)	(1,184,233)
Fixed assets, net	827,799	803,327
Operating lease right-of-use assets	1,390,671	1,397,761
Goodwill	976,247	2,193,941
Trade name	1,025,000	1,025,000
Other long-term assets	199,316	176,806
Total assets	$5,426,561	$6,612,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$486,634	$381,213
Accrued salaries and employee benefits	100,997	89,929
Accrued expenses and other liabilities	215,875	217,556
Current portion of operating lease liabilities	305,975	309,766
Current portion of long-term debt and other lease liabilities	5,082	22,794
Total current liabilities	1,114,563	1,021,258
Senior secured credit facilities, net, excluding current portion	1,574,909	1,628,331
Operating lease liabilities, excluding current portion	1,148,958	1,148,155
Deferred taxes, net	270,841	303,121
Other long-term liabilities	124,436	130,487
Total liabilities	4,233,707	4,231,352
Commitments and contingencies (Notes 4 and 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 230.3 million and 228.3 million shares, respectively	230	228
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,212,713	2,152,342
(Accumulated deficit) retained earnings	(1,024,667)	232,967
Accumulated other comprehensive income (loss)	4,540	(4,098)
Total stockholders’ equity	1,192,854	2,381,477
Total liabilities and stockholders’ equity	$5,426,561	$6,612,829

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales:
Products	$1,257,803	$1,295,771	$3,852,997	$3,868,659
Services and other	236,363	205,449	727,811	589,349
Total net sales	1,494,166	1,501,220	4,580,808	4,458,008
Cost of sales:
Products	787,994	759,303	2,366,472	2,229,311
Services and other	156,171	144,240	466,849	428,869
Total cost of sales	944,165	903,543	2,833,321	2,658,180
Gross profit	550,001	597,677	1,747,487	1,799,828
Selling, general and administrative expenses	559,611	549,622	1,705,443	1,651,829
Goodwill impairment	1,222,524	—	1,222,524	—
Operating (loss) income	(1,232,134)	48,055	(1,180,480)	147,999
Interest income	(1,139)	(130)	(3,079)	(287)
Interest expense	36,557	27,307	111,251	68,761
Loss on partial extinguishment of debt	174	—	920	—
Other non-operating (income) loss	(113)	(576)	(4,727)	9,369
(Loss) income before income taxes and income from equity method investees	(1,267,613)	21,454	(1,284,845)	70,156
Income tax (benefit) expense	(22,902)	4,161	(17,178)	20,799
Income from equity method investees	(3,574)	(2,627)	(10,032)	(7,821)
Net (loss) income	(1,241,137)	19,920	(1,257,635)	57,178
Net loss attributable to noncontrolling interest	—	—	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	$(1,241,137)	$19,920	$(1,257,635)	$58,069

Net (loss) income per Class A and B-1 common share:
Basic	$(4.63)	$0.07	$(4.71)	$0.22
Diluted	$(4.63)	$0.07	$(4.71)	$0.22

Weighted average shares used in computing net (loss) income per Class A and B-1 common share:
Basic	267,852	265,689	267,167	265,390
Diluted	267,852	265,935	267,167	265,824

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net (loss) income	$(1,241,137)	$19,920	$(1,257,635)	$57,178
Net loss attributable to noncontrolling interest	—	—	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	(1,241,137)	19,920	(1,257,635)	58,069

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	407	89	2,571	(2,284)
Unrealized gain on derivatives	2,628	—	5,559	—
(Gains) losses on derivatives reclassified to income	(286)	—	508	—
Total other comprehensive income (loss), net of tax	2,749	89	8,638	(2,284)

Comprehensive (loss) income	(1,238,388)	20,009	(1,248,997)	54,894
Comprehensive loss attributable to noncontrolling interest	—	—	—	(891)
Comprehensive (loss) income attributable to Class A and B-1 common stockholders	$(1,238,388)	$20,009	$(1,248,997)	$55,785

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive (loss) income	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 28, 2023	228,338	37,791	37,791	$266	$2,152,342	$232,967	$(4,098)	$2,381,477	$—	$2,381,477
Equity-based compensation expense (Note 7)	—	—	—	—	22,282	—	—	22,282	—	22,282
Net loss	—	—	—	—	—	(1,892)	—	(1,892)	—	(1,892)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,057	1,057	—	1,057
Unrealized loss on derivatives (Note 5), net of tax	—	—	—	—	—	—	(984)	(984)	—	(984)
Losses on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	433	433	—	433
Issuance of common stock, net of tax withholdings	727	—	—	1	(1,254)	—	—	(1,253)	—	(1,253)
Balance at April 29, 2023	229,065	37,791	37,791	$267	$2,173,370	$231,075	$(3,592)	$2,401,120	$—	$2,401,120
Equity-based compensation expense (Note 7)	—	—	—	—	24,322	—	—	24,322	—	24,322
Net loss	—	—	—	—	—	(14,606)	—	(14,606)	—	(14,606)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,107	1,107	—	1,107
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	3,915	3,915	—	3,915
Losses on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	361	361	—	361
Issuance of common stock, net of tax withholdings	761	—	—	1	(1,457)	—	—	(1,456)	—	(1,456)
Balance at July 29, 2023	229,826	37,791	37,791	$268	$2,196,235	$216,470	$1,791	$2,414,764	$—	$2,414,764
Equity-based compensation expense (Note 7)	—	—	—	—	18,678	—	—	18,678	—	18,678
Net loss	—	—	—	—	—	(1,241,137)	—	(1,241,137)	—	(1,241,137)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	407	407	—	407
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	2,628	2,628	—	2,628
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(286)	(286)	—	(286)
Issuance of common stock, net of tax withholdings	467	—	—	—	(2,200)	—	—	(2,200)	—	(2,200)
Balance at October 28, 2023	230,293	37,791	37,791	$268	$2,212,713	$(1,024,667)	$4,540	$1,192,854	$—	$1,192,854

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 29, 2022	227,187	37,791	37,791	$265	$2,133,821	$142,166	$(2,238)	$2,274,014	$(18,195)	$2,255,819
Equity-based compensation expense (Note 7)	—	—	—	—	12,055	—	—	12,055	—	12,055
Net income	—	—	—	—	—	24,693	—	24,693	(891)	23,802
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,598)	(1,598)	—	(1,598)
Issuance of common stock, net of tax withholdings	291	—	—	—	(2,371)	—	—	(2,371)	—	(2,371)
Balance at April 30, 2022	227,478	37,791	37,791	$265	$2,143,505	$166,859	$(3,836)	$2,306,793	$(19,086)	$2,287,707
Equity-based compensation expense (Note 7)	—	—	—	—	13,422	—	—	13,422	—	13,422
Net income	—	—	—	—	—	13,456	—	13,456	—	13,456
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(775)	(775)	—	(775)
Investment in veterinary joint venture	—	—	—	—	(54,086)	—	—	(54,086)	19,086	(35,000)
Issuance of common stock, net of tax withholdings	431	—	—	1	335	—	—	336	—	336
Balance at July 30, 2022	227,909	37,791	37,791	$266	$2,103,176	$180,315	$(4,611)	$2,279,146	$—	$2,279,146
Equity-based compensation expense (Note 7)	—	—	—	—	16,069	—	—	16,069	—	16,069
Net income	—	—	—	—	—	19,920	—	19,920	—	19,920
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	89	89	—	89
Deferred tax effect of investment in veterinary joint venture	—	—	—	—	12,807	—	—	12,807	—	12,807
Issuance of common stock, net of tax withholdings	34	—	—	—	(122)	—	—	(122)	—	(122)
Balance at October 29, 2022	227,943	37,791	37,791	$266	$2,131,930	$200,235	$(4,522)	$2,327,909	$—	$2,327,909

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirty-nine weeks ended
	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net (loss) income	$(1,257,635)	$57,178
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	148,593	143,599
Amortization of debt discounts and issuance costs	3,658	3,694
Provision for deferred taxes	(35,164)	(6,413)
Equity-based compensation	64,431	40,892
Impairments, write-offs and losses on sale of fixed and other assets	2,202	2,299
Loss on partial extinguishment of debt	920	—
Amounts reclassified out of accumulated other comprehensive income (loss)	674	—
Income from equity method investees	(10,032)	(7,821)
Goodwill impairment	1,222,524	—
Non-cash operating lease costs	316,355	316,492
Other non-operating (income) loss	(4,727)	9,369
Changes in assets and liabilities:
Receivables	(600)	9,171
Merchandise inventories	(77,718)	(48,314)
Prepaid expenses and other assets	(6,004)	(2,536)
Accounts payable and book overdrafts	105,421	(19,381)
Accrued salaries and employee benefits	11,586	(16,160)
Accrued expenses and other liabilities	(1,098)	12,110
Operating lease liabilities	(312,935)	(282,954)
Other long-term liabilities	(1,755)	(1,762)
Net cash provided by operating activities	168,696	209,463
Cash flows from investing activities:
Cash paid for fixed assets	(176,532)	(212,074)
Cash paid for acquisitions, net of cash acquired	(4,495)	(7,750)
Cash paid for interest in veterinary joint venture	—	(35,000)
Proceeds from investment	24,878	—
Proceeds from sale of assets	—	2,127
Net cash used in investing activities	(156,149)	(252,697)
Cash flows from financing activities:
Borrowings under long-term debt agreements	—	123,000
Repayments of long-term debt	(75,000)	(135,750)
Payments for finance lease liabilities	(4,627)	(4,174)
Proceeds from employee stock purchase plan and stock option exercises	3,324	3,472
Tax withholdings on stock-based awards	(7,737)	(13,581)
Net cash used in financing activities	(84,040)	(27,033)
Net decrease in cash, cash equivalents and restricted cash	(71,493)	(70,267)
Cash, cash equivalents and restricted cash at beginning of period	213,727	221,890
Cash, cash equivalents and restricted cash at end of period	$142,234	$151,623
Supplemental cash flow disclosures:
Interest paid, net	$107,229	$59,608
Capitalized interest	$806	$954
Income taxes paid	$31,261	$9,598
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$26,621	$33,107

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

Veterinary Joint Venture

The Company previously held a 50% investment in a joint venture with a domestic partner to build and operate veterinary clinics in Petco locations. The joint venture was a variable interest entity for which the Company was the primary beneficiary, and accordingly, the joint venture’s results of operations and statements of financial position were included in the Company’s consolidated financial statements during fiscal 2022. In May 2022, the Company completed the purchase of the remaining 50% of the issued and outstanding membership interests of the joint venture, which is now a wholly owned subsidiary of the Company, for cash consideration of $35.0 million. Direct transaction costs related to this purchase were not material.

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

In June 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar became effective September 30, 2023 and expires on December 31, 2026. The interest rate collar is accounted for as a cash flow hedge, and changes in the fair value of the interest rate collar are reported as a component of AOCI.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	October 28, 2023	January 28, 2023
Cash and cash equivalents	$139,782	$201,901
Restricted cash included in other current assets	2,452	11,826
Total cash, cash equivalents and restricted cash in the statement of cash flows	$142,234	$213,727

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Consumables	$733,277	$720,512	$2,230,405	$2,093,510
Supplies and companion animals	524,526	575,259	1,622,592	1,775,149
Services and other	236,363	205,449	727,811	589,349
Net sales	$1,494,166	$1,501,220	$4,580,808	$4,458,008

3. Goodwill

The changes in the carrying amount of the Company’s goodwill were as follows (in thousands):

Thirty-nine weeks ended
October 28, 2023
Beginning balance:
Goodwill	$3,001,904
Accumulated impairment	(807,963)
Goodwill, net	$2,193,941

Additions from acquisitions	4,830
Impairment	(1,222,524)
Ending balance:
Goodwill	$3,006,734
Accumulated impairment	(2,030,487)
Goodwill, net	$976,247

The Company has one reporting unit. The Company performs its annual impairment test during the fourth quarter of each fiscal year or more frequently when warranted by events or changes in circumstances. During the third quarter of fiscal 2023, the Company concluded that indicators of impairment existed due to declines in the Company's share price, as well as current macroeconomic conditions, and performed an interim impairment test. The fair value of the Company’s reporting unit was estimated by management with the assistance of a third-party valuation specialist. Fair value estimates used in the quantitative impairment test were calculated using a combination of discounted cash flow analysis and a public company analysis. The discounted cash flow analysis measures the value of an asset by the present value of its future estimated cash flows. The Company makes estimates and assumptions about sales, gross margins, selling, general and administrative percentages and profit margins, based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. The public company analysis analyzes transactional and financial data of publicly traded companies to develop valuation multiples. These multiples are then applied to the Company to develop an indication of fair value.

Significant assumptions used in the determination of fair value of the reporting unit generally include prospective financial information, discount rates, terminal growth rates and earnings multiples. The discounted cash flow model used to determine the fair value of the reporting unit during the third quarter of fiscal 2023 reflected the Company's most recent cash flow projections, a discount rate of 16.4% and a terminal growth rate of 3%. The reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.

As a result of the impairment test, the Company concluded that the carrying value of the Company’s reporting unit exceeded its fair value and recorded a pre-tax goodwill impairment charge of $1,222.5 million for the thirteen week period ended October 28, 2023. This charge was recorded in goodwill impairment in the consolidated statements of operations.

4. Senior Secured Credit Facilities

On March 4, 2021, the Company entered into a $1,700.0 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility with availability of up to $500.0 million, subject to a borrowing base, maturing on March 4, 2026 (the “ABL Revolving Credit Facility”).

As of October 28, 2023, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

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

The Company voluntarily prepaid $35.0 million, $25.0 million and $15.0 million of the First Lien Term Loan using existing cash on hand in March 2023, May 2023, and August 2023, respectively. The repayments were applied to the remaining principal payments in order of scheduled payment date and, as a result, the entire remaining balance was included in senior secured credit facilities, net, excluding current portion in the consolidated balance sheets as of October 28, 2023. The Company accounted for the repayments as partial extinguishments and recognized losses on debt extinguishment of $0.2 million and $0.9 million during the thirteen and thirty-nine week periods ended October 28, 2023, respectively.

As of October 28, 2023, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,577.6 million, net of the unamortized discount and debt issuance costs). As of January 28, 2023, the outstanding principal balance of the First Lien Term Loan was $1,670.3 million ($1,648.9 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 9.0% and 8.2% as of October 28, 2023 and January 28, 2023, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of October 28, 2023 and January 28, 2023, the estimated fair value of the First Lien Term Loan was approximately $1,553.4 million and $1,649.4 million, respectively, based upon Level 2 fair value hierarchy inputs.

Revolving Credit Facilities

As of October 28, 2023 and January 28, 2023, no amounts were outstanding under the ABL Revolving Credit Facility. As of October 28, 2023, $446.6 million was available under the ABL Revolving Credit Facility, which is net of $53.4 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. As of October 28, 2023 and January 28, 2023, unamortized debt issuance costs of $2.7 million and $3.6 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

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

5. Derivative Instruments

The interest rate caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of October 28, 2023, AOCI included unrealized gains of $5.3 million ($4.0 million, net of tax). Approximately $0.4 million of pre-tax gains deferred in AOCI were reclassified to interest expense during the thirteen week period ended October 28, 2023. Approximately $0.7 million of pre-tax losses deferred in AOCI were reclassified to interest expense during the thirty-nine week period ended October 28, 2023. As of January 28, 2023, AOCI included unrealized losses of $2.7 million ($2.1 million, net of tax). The Company currently estimates that $3.2 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	October 28, 2023	January 28, 2023
Current asset portion of cash flow hedges	Other current assets	$5,057	$—
Non-current asset portion of cash flow hedges	Other long-term assets	1,691	—
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	—	(1,176)
Non-current liability portion of cash flow hedges	Other long-term liabilities	—	(1,717)
Total cash flow hedges		$6,748	$(2,893)

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	October 28, 2023
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$85,965	$—	$—
Investments of officers' life insurance	$—	$12,362	$—
Non-qualified deferred compensation plan	$—	$(18,184)	$—

	January 28, 2023
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$156,626	$—	$—
Investments of officers' life insurance	$—	$13,112	$—
Non-qualified deferred compensation plan	$—	$(18,464)	$—
Investment in Rover Group, Inc.	$20,152	$—	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $85.0 million and $145.5 million as of October 28, 2023 and January 28, 2023, respectively. Also included in the Company’s money market mutual funds balances were $1.0 million and $11.1 million as of October 28, 2023 and January 28, 2023, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

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

The Company’s trade name has an indefinite life. The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. During the third quarter of fiscal 2023, the Company concluded that indicators of impairment existed due to declines in the Company's share price, as well as current macroeconomic conditions, and performed interim impairment tests of its goodwill and indefinite-lived trade name. Refer to Note 3 for further discussion of the results of impairment testing performed on the Company’s goodwill.

The fair value of the Company’s trade name was estimated by management with the assistance of a third-party valuation specialist using the relief from royalty valuation method, which estimates the hypothetical royalties that would have to be paid if the trade name was not owned. The fair value of the Company's trade name reflected the Company's most recent revenue projections, a discount rate of 17.4% and a terminal growth rate of 3%. The Company concluded that the fair value of its trade name exceeded its carrying value, and therefore no trade name impairment charge was recorded during the third quarter of fiscal 2023. The Company's trade name fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.

There were no indications of impairment of the Company’s other intangible assets or equity and other investments during the thirteen or thirty-nine week periods ended October 28, 2023. There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen or thirty-nine week periods ended October 29, 2022. During the thirteen and thirty-nine week periods ended October 28, 2023, the Company recorded fixed asset and right-of-use asset impairment charges of $1.0 million and $2.1 million, respectively. During the thirteen and thirty-

nine week periods ended October 29, 2022, the Company recorded fixed asset and right-of-use asset impairment charges of $0.8 million and $1.8 million, respectively.

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

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
RSUs and RSAs	$12,917	$9,602	$44,191	$24,759
Options	4,098	1,820	14,100	5,666
ESPP	264	315	1,118	927
Other awards	904	4,038	5,022	9,540
Total equity-based compensation expense	$18,183	$15,775	$64,431	$40,892

Activity under the 2021 Equity Incentive Plan was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, January 28, 2023	7,802	7,814
Granted	7,368	—
Vested and delivered/exercised	(2,582)	—
Forfeited/expired	(1,680)	(560)
Nonvested/outstanding, October 28, 2023	10,908	7,254
Unrecognized compensation expense as of October 28, 2023	$91,974	$15,654
Weighted average remaining expense period as of October 28, 2023	1.9 years	1.1 years

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

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 28, 2023	201,359
Granted	—
Forfeited	(1,557)
Outstanding, October 28, 2023	199,802
Vested, October 28, 2023	175,829

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of October 28, 2023, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $4.3 million, which is expected to be recognized over a weighted average period of 0.9 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

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

All outstanding equity awards were excluded from the calculation of diluted loss per Class A and B-1 common share in the thirty-nine weeks ended October 28, 2023, as their effect would be antidilutive in a net loss period.

There were approximately 5.3 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the thirty-nine weeks ended October 29, 2022.

8. Commitments and Contingencies

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

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a category-defining health and wellness company focused on improving the lives of pets, pet parents, and our own partners. We have consistently set new standards in pet care while delivering comprehensive pet wellness products, services and solutions, and creating communities that deepen the pet-pet parent bond. In recent years, we have transformed our business from a successful yet traditional retailer to a disruptive, fully integrated, omnichannel provider of holistic pet health and wellness offerings, including premium products, services, and veterinary care. Through our integrated ecosystem, we provide our 25 million total active customers with a comprehensive offering of differentiated products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, including a growing network of more than 275 in-store veterinary hospitals, our digital channel, and our flexible fulfillment options.

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

Executive Summary

Comparing the thirteen weeks ended October 28, 2023 with the thirteen weeks ended October 29, 2022 (unless otherwise noted), our results included the following:

•
a decrease in net sales from $1.50 billion to $1.49 billion, representing period-over-period decrease of 0.5%;
•
an operating loss of $1,232.1 million resulting primarily from goodwill impairment of $1,222.5 million, compared to operating income of $48.1 million in the prior year period;
•
net loss attributable to Class A and B-1 common stockholders of $1,241.1 million impacted by goodwill impairment, compared to net income attributable to Class A and B-1 common stockholders of $19.9 million in the prior year period; and
•
a decrease in Adjusted EBITDA from $120.2 million to $72.2 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales:
Products	$1,257,803	$1,295,771	$3,852,997	$3,868,659
Services and other	236,363	205,449	727,811	589,349
Total net sales	1,494,166	1,501,220	4,580,808	4,458,008
Cost of sales:
Products	787,994	759,303	2,366,472	2,229,311
Services and other	156,171	144,240	466,849	428,869
Total cost of sales	944,165	903,543	2,833,321	2,658,180
Gross profit	550,001	597,677	1,747,487	1,799,828
Selling, general and administrative expenses	559,611	549,622	1,705,443	1,651,829
Goodwill impairment	1,222,524	—	1,222,524	—
Operating (loss) income	(1,232,134)	48,055	(1,180,480)	147,999
Interest income	(1,139)	(130)	(3,079)	(287)
Interest expense	36,557	27,307	111,251	68,761
Loss on partial extinguishment of debt	174	—	920	—
Other non-operating (income) loss	(113)	(576)	(4,727)	9,369
(Loss) income before income taxes and income from equity method investees	(1,267,613)	21,454	(1,284,845)	70,156
Income tax (benefit) expense	(22,902)	4,161	(17,178)	20,799
Income from equity method investees	(3,574)	(2,627)	(10,032)	(7,821)
Net (loss) income	(1,241,137)	19,920	(1,257,635)	57,178
Net loss attributable to noncontrolling interest	—	—	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	$(1,241,137)	$19,920	$(1,257,635)	$58,069

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales:
Products	84.2%	86.3%	84.1%	86.8%
Services and other	15.8	13.7	15.9	13.2
Total net sales	100.0	100.0	100.0	100.0
Cost of sales:
Products	52.7	50.6	51.7	50.0
Services and other	10.5	9.6	10.2	9.6
Total cost of sales	63.2	60.2	61.9	59.6
Gross profit	36.8	39.8	38.1	40.4
Selling, general and administrative expenses	37.5	36.6	37.2	37.1
Goodwill impairment	81.8	—	26.7	—
Operating (loss) income	(82.5)	3.2	(25.8)	3.3
Interest income	(0.1)	(0.0)	(0.1)	(0.0)
Interest expense	2.4	1.8	2.5	1.5
Loss on partial extinguishment of debt	0.0	—	0.0	—
Other non-operating (income) loss	(0.0)	(0.0)	(0.2)	0.2
(Loss) income before income taxes and income from equity method investees	(84.8)	1.4	(28.0)	1.6
Income tax (benefit) expense	(1.5)	0.3	(0.4)	0.5
Income from equity method investees	(0.2)	(0.2)	(0.1)	(0.2)
Net (loss) income	(83.1)	1.3	(27.5)	1.3
Net loss attributable to noncontrolling interest	—	—	—	(0.0)
Net (loss) income attributable to Class A and B-1 common stockholders	(83.1)%	1.3%	(27.5)%	1.3%

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operational Data:
Comparable sales change	0.0%	4.1%	2.8%	4.3%
Total pet care centers at end of period	1,429	1,428	1,429	1,428
Total veterinarian practices at end of period	282	229	282	229
Adjusted EBITDA (in thousands)	$72,159	$120,188	$295,763	$372,880

Thirteen and Thirty-nine Weeks Ended October 28, 2023 Compared with Thirteen and Thirty-nine Weeks Ended October 29, 2022

Net Sales and Comparable Sales

	Thirteen weeks ended				Thirty-nine weeks ended
(dollars in thousands)	October 28, 2023	October 29, 2022	$ Change	% Change	October 28, 2023	October 29, 2022	$ Change	% Change
Consumables	$733,277	$720,512	$12,765	1.8%	$2,230,405	$2,093,510	$136,895	6.5%
Supplies and companion animals	524,526	575,259	(50,733)	(8.8%)	1,622,592	1,775,149	(152,557)	(8.6%)
Services and other	236,363	205,449	30,914	15.0%	727,811	589,349	138,462	23.5%
Net sales	$1,494,166	$1,501,220	$(7,054)	(0.5%)	$4,580,808	$4,458,008	$122,800	2.8%

Net sales decreased $7.1 million, or 0.5%, to $1.49 billion in the thirteen weeks ended October 28, 2023 compared to net sales of $1.50 billion in the thirteen weeks ended October 29, 2022. Net sales increased $122.8 million, or 2.8%, to $4.58 billion in the thirty-nine weeks ended October 28, 2023 compared to net sales of $4.46 billion in the thirty-nine weeks ended October 29, 2022, driven by a 2.8% increase in our comparable sales. We continue to experience momentum in consumables and services, although we have also experienced a decrease in supplies and companion animals sales driven by softening in discretionary spend associated with the current inflationary macroeconomic environment.

The increase in consumables sales between the periods was driven in part by our investment in bringing additional brands into our consumables assortment. The decrease in supplies and companion animals sales is due to a decrease in spending on certain non-essential items. The increase in services and other was due to growth in our grooming services and veterinary business in which we now operate over 275 veterinary hospitals as well as growth in our membership offerings like Vital Care.

Service-related sales, which include veterinary hospitals, increased 14.0% and 14.6% during the thirteen and thirty-nine weeks ended October 28, 2023, respectively, reflecting expansion and maturity of our veterinary hospital footprint and growth in our veterinary and grooming business. E-commerce and digital sales increased 4.7% and 8.4% during the thirteen and thirty-nine weeks ended October 28, 2023, respectively, driven by strength in our online initiatives such as repeat delivery, same day delivery and our digital pharmacy.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

Gross profit decreased $47.7 million, or 8.0%, to $550.0 million in the thirteen weeks ended October 28, 2023 compared to gross profit of $597.7 million for the thirteen weeks ended October 29, 2022. As a percentage of sales, our gross profit rate was 36.8% for the thirteen weeks ended October 28, 2023 compared with 39.8% for the thirteen weeks ended October 29, 2022. Gross profit decreased $52.3 million, or 2.9%, to $1,747.5 million in the thirty-nine weeks ended October 28, 2023 compared to gross profit of $1,799.8 million for the thirty-nine weeks ended October 29, 2022. As a percentage of sales, our gross profit rate was 38.1% for the thirty-nine weeks ended October 28, 2023 compared with 40.4% for the thirty-nine weeks ended October 29, 2022. The decrease in gross profit rate between the periods was primarily due to the mix impact of higher consumables sales and softer supplies and companion animal sales as well as investments made in bringing additional brands into our consumables assortment during the thirteen and thirty-nine weeks ended October 28, 2023. Sales channel impacts driven by strength in our digital and services business (which includes the vet business) also contributed to the decrease in gross profit rate during the thirteen and thirty-nine weeks ended October 28, 2023 as compared to the prior year periods. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $10.0 million, or 1.8%, to $559.6 million for the thirteen weeks ended October 28, 2023 compared to $549.6 million for the thirteen weeks ended October 29, 2022. As a percentage of net sales, SG&A expenses were 37.5% for the thirteen weeks ended October 28, 2023 compared with 36.6% for the thirteen weeks ended October 29, 2022. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people. The increase included higher depreciation expense and higher equity-based compensation expense driven by additional awards issued throughout the past year.

SG&A expenses increased $53.6 million, or 3.2%, to $1,705.4 million for the thirty-nine weeks ended October 28, 2023 compared to $1,651.8 million for the thirty-nine weeks ended October 29, 2022. As a percentage of net sales, SG&A expenses were 37.2% for the thirty-nine weeks ended October 28, 2023 compared with 37.1% for the thirty-nine weeks ended October 29, 2022. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people and included higher equity-based compensation expense driven by additional awards issued throughout the past year. This increase was partially offset by a decrease in advertising expenses.

Goodwill Impairment

Goodwill impairment consisted of a $1.22 billion charge during the thirteen weeks ended October 29, 2022 as a result of performing an interim impairment test in the third quarter of fiscal 2023 due to the identification of certain triggering events. For more information on this charge, refer to Note 3, "Goodwill," to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Interest Expense

Interest expense increased $9.3 million, or 33.9%, to $36.6 million in the thirteen weeks ended October 28, 2023 compared with $27.3 million in the thirteen weeks ended October 29, 2022. Interest expense increased $42.5 million, or 61.8%, to $111.3 million in the thirty-nine weeks ended October 28, 2023 compared with $68.8 million in the thirty-nine weeks ended October 29, 2022. The increase was primarily driven by higher interest rates on the First Lien Term Loan. For more information on these obligations, refer to Note 4, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Partial Extinguishment of Debt

Loss on partial extinguishment of debt was $0.2 million and $0.9 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively. This loss was recognized in conjunction with the $35.0 million, $25.0 million and $15.0 million repayments on the First Lien Term Loan in March 2023, May 2023 and August 2023, respectively. There was no loss on debt extinguishment and modification for the thirty-nine weeks ended October 29, 2022. For more information regarding these activities, refer to Note 4, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating (Income) Loss

Other non-operating income was $0.1 million and $4.7 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively. Other non-operating income was $0.6 million for the thirteen weeks ended October 29, 2022, and other non-operating loss was $9.4 million for the thirty-nine weeks ended October 29, 2022. For more information regarding this activity, refer to Note 6, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

Our effective tax rates were 1.8% and 1.3%, resulting in income tax benefit of $22.9 million and $17.2 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, compared to effective tax rates of 17.3% and 26.4%, resulting in income tax expense of $4.2 million and $20.8 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. The decrease in effective tax rates for the thirteen and thirty-nine weeks ended October 28, 2023 was primarily driven by non-deductible goodwill impaired during the third quarter in addition to a shortfall in tax deductions resulting from the exercise and vesting of equity-based compensation awards for the periods.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net (loss) income attributable to Class A and B-1 common stockholders	$(1,241,137)	$19,920	$(1,257,635)	$58,069
Interest expense, net	35,418	27,177	108,172	68,474
Income tax (benefit) expense	(22,902)	4,161	(17,178)	20,799
Depreciation and amortization	50,674	48,029	148,593	143,599
Income from equity method investees	(3,574)	(2,627)	(10,032)	(7,821)
Loss on partial extinguishment of debt	174	—	920	—
Goodwill impairment	1,222,524	—	1,222,524	—
Asset impairments and write offs	1,167	930	2,202	2,299
Equity-based compensation	18,183	15,775	64,431	40,892
Other non-operating (income) loss	(113)	(576)	(4,727)	9,369
Mexico joint venture EBITDA (1)	9,189	7,040	26,467	20,319
Acquisition-related integration costs (2)	—	1,592	—	14,687
Other costs (3)	2,556	(1,233)	12,026	2,194
Adjusted EBITDA	$72,159	$120,188	$295,763	$372,880
Net sales	$1,494,166	$1,501,220	$4,580,808	$4,458,008
Net margin (4)	(83.1)%	1.3%	(27.5)%	1.3%
Adjusted EBITDA Margin	4.8%	8.0%	6.5%	8.4%

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income	$7,149	$5,251	$20,064	$14,448
Depreciation	6,920	4,861	19,071	13,866
Income tax expense	2,470	2,957	8,908	8,344
Foreign currency loss (gain)	441	(395)	963	(15)
Interest expense, net	1,397	1,406	3,927	3,994
EBITDA	$18,377	$14,080	$52,933	$40,637
50% of EBITDA	$9,189	$7,040	$26,467	$20,319

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirty-nine weeks ended
	October 28, 2023	October 29, 2022
(dollars in thousands)
Net cash provided by operating activities	$168,696	$209,463
Cash paid for fixed assets	(176,532)	(212,074)
Free Cash Flow	$(7,836)	$(2,611)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $500 million secured asset-based revolving credit facility maturing March 4, 2026 (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of October 28, 2023 was $586.4 million, inclusive of cash and cash equivalents of $139.8 million and $446.6 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirty-nine weeks ended
(dollars in thousands)	October 28, 2023	October 29, 2022
Total cash provided by (used in):
Operating activities	$168,696	$209,463
Investing activities	(156,149)	(252,697)
Financing activities	(84,040)	(27,033)
Net decrease in cash, cash equivalents and restricted cash	$(71,493)	$(70,267)

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

Net cash provided by operating activities was $168.7 million in the thirty-nine weeks ended October 28, 2023 compared with net cash provided by operating activities of $209.5 million in the thirty-nine weeks ended October 29, 2022. The decrease in operating cash flow was driven by lower earnings, an increase in cash paid for inventory, higher payroll and fringe benefits as well as increases in cash paid for interest, income taxes and operating leases. This was partially offset by effective management of accounts payable and lower cash paid for advertising.

Investing Activities

Cash used in investing activities consists of capital expenditures, which in the thirty-nine weeks ended October 28, 2023 and the thirty-nine weeks ended October 29, 2022 primarily supported our initiatives including the continued build-out of our veterinary hospitals. Net cash used in investing activities was $156.1 million and $252.7 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively. This change was primarily driven by reductions in capital spend and proceeds received from the sale of our investment in Rover Group, Inc. during the thirty-nine weeks ended October 28, 2023. Additionally, during the thirty-nine weeks ended October 29, 2022, we paid $35.0 million for the remaining 50% stake in our veterinary joint venture.

Financing Activities

Net cash used in financing activities was $84.0 million for the thirty-nine weeks ended October 28, 2023, compared with $27.0 million used in financing activities in the thirty-nine weeks ended October 29, 2022.

Financing cash flows in the thirty-nine weeks ended October 28, 2023 primarily consisted of $75.0 million in principal repayments on the term loan.

Financing cash flows in the thirty-nine weeks ended October 29, 2022 primarily consisted of the scheduled quarterly repayments on the term loan and payments for tax withholdings on stock-based awards.

Sources of Liquidity

Senior Secured Credit Facilities

On March 4, 2021, the Company completed a refinancing transaction by entering into a $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and the ABL Revolving Credit Facility, which matures on March 4, 2026 and has availability of up to $500.0 million, subject to a borrowing base. Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted Term SOFR, subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are typically $4.25 million quarterly. In March 2023, May 2023 and August 2023, the Company repaid $35.0 million, $25.0 million and $15.0 million in principal, respectively, of the First Lien Term Loan using existing cash on hand. The repayments were applied to remaining principal payments in order of scheduled payment date.

For more information regarding this indebtedness, refer to Note 4, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

In June 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar became effective September 30, 2023 and expires on December 31, 2026.

For more information regarding derivative instruments, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Goodwill is not amortized but is tested annually for impairment during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. The Company has the option to first perform a qualitative assessment of its goodwill to determine whether it is necessary to perform a quantitative impairment test. If the carrying value of net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference. In cases where the quantitative test is performed, the fair value of the Company's reporting unit is estimated by a third party valuation firm. If a quantitative assessment is performed, the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by reviewing transactional and financial data of publicly traded companies. The assumptions used in the impairment analysis are inherently subject to uncertainty and small changes in these assumptions could have a significant impact on the concluded value. The Company's market capitalization is also considered as part of the analysis, in order to further validate the reasonableness of the fair values concluded for the reporting unit. Factors that may trigger an interim impairment test may include, but are not limited to, current economic and market conditions or a significant decline in the Company's stock price and market capitalization compared to net book value.

The Company's trade name has an indefinite life and is tested annually for impairment during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. The Company also has the option to first perform a qualitative assessment of its trade name to determine whether it is necessary to perform a quantitative impairment test. An impairment charge is recorded for the amount by which the carrying amount of the trade name exceeds its fair value. In cases where the quantitative test is performed, the fair value of the Company's trade name is estimated by a third party valuation firm. Factors that may trigger an interim impairment test may include, but are not limited to, a significant decline in the Company's stock price and market capitalization compared to net book value, or changes in the pattern of utilization of the intangible asset.

There have been no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2022 Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of October 28, 2023, we had $1,595.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of October 28, 2023 would have increased annual cash interest in the aggregate by approximately $16.2 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 4, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of October 28, 2023, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 28, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 28, 2023 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a description of legal proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2022 Form 10-K for information concerning risk factors. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in the 2022 Form 10-K. The risk factor set forth below updates, and should be read together with, the risk factors in our 2022 Form 10-K. You should carefully consider such factors, which could materially and adversely affect our business, financial condition and/or results of operations. The risks described in this Form 10-Q and in the 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

General Risk Factors

Additional impairments of the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.

Our goodwill and other intangible assets represent a significant portion of our total assets. We test our goodwill and our indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors indicating impairment of goodwill or other intangible assets may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; changes in the macroeconomic environment, increases in interest rates, a significant adverse change in legal factors or in the business climate; unanticipated or changing competition; and reduced growth rates. There are inherent uncertainties in management’s estimates, judgments, and assumptions used in the impairment evaluation process. To the extent that business conditions deteriorate or there are any material changes in key assumptions and estimates, it may be necessary to record additional impairment charges in the future which could have a material adverse effect on our financial condition and results of operations.

During the third quarter of fiscal 2023, we concluded indicators of impairment existed due to declines in the Company's share price, as well as current macroeconomic conditions, and performed an interim impairment test of our goodwill and indefinite-lived trade name, which resulted in a pre-tax goodwill impairment charge of $1,222.5 million for the thirteen week period ended October 28, 2023 as discussed in Note 3, "Goodwill," to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. For further information on our evaluation of impairment of our goodwill and indefinite-lived trade name, please read the discussion under "Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Policies and Estimates."

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

10.1

First Lien Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent, as amended by the First Amendment to Credit Agreement, dated December 12, 2022, by and between Petco Health and Wellness Company, Inc. and Citibank, N.A., as administrative agent

10.2

ABL Revolving Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent, as amended by the First Amendment to ABL Revolving Credit Agreement, dated December 12, 2022, by and between Petco Health and Wellness Company, Inc. and Citibank, N.A., as administrative agent

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

Petco Health and Wellness Company, Inc.

Date: December 7, 2023	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)