Form 10-K
period 2024-02-03
Petco Health & Wellness Company, Inc.
filed 2024-04-03
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq Global Select Market on July 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $687 million.

The number of shares of registrant’s Class A Common Stock outstanding as of March 28, 2024 was 231,786,223.

The number of shares of registrant’s Class B-1 Common Stock outstanding as of March 28, 2024 was 37,790,781.

The number of shares of registrant’s Class B-2 Common Stock outstanding as of March 28, 2024 was 37,790,781.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Diego, California

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2024 annual meeting of stockholders within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Note on the Presentation

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Petco,” “our company,” “we,” “our,” and “us,” or like terms, refer to Petco Health and Wellness Company, Inc. and/or its subsidiaries, individually and/or collectively, and (ii) “common stock” refer to our Class A common stock, our Class B-1 common stock and our Class B-2 common stock, collectively. References to our certificate of incorporation and bylaws are to our second amended and restated certificate of incorporation, as amended, and our second amended and restated bylaws, respectively.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. References to “fiscal year” mean the year in which that fiscal year began. For example, references to fiscal 2023 refer to the fiscal year beginning January 29, 2023 and ending February 3, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical fact, including, but not limited to, statements regarding: our expectations with respect to our revenue, expenses, profitability, and other operating results; our growth plans; our ability to compete effectively in the markets in which we participate; the execution on our transformation initiatives; and the impact of certain macroeconomic factors, including inflationary and interest rate pressures, consumer spending patterns, global supply chain constraints, and global economic and geopolitical developments, on our business. Forward-looking and other statements in this Annual Report on Form 10-K may also address our progress, plans, and goals with respect to sustainability initiatives, and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the U.S. Securities and Exchange Commission. Such plans and goals may change, and statements regarding such plans and goals are not guarantees or promises that they will be met. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Forward-looking statements are subject to many risks, uncertainties, and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Annual Report on Form 10-K as well as the following: (i) increased competition (including from multi-channel retailers, mass and grocery retailers, and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation and prevailing interest rates; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances, or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflicts in Ukraine and the Middle East), health crises, and pandemics; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; (xx) impairments of the carrying value of our goodwill and other intangible assets; (xxi) our ability to successfully implement our operational adjustments, achieve the expected benefits of our cost action plans, and drive improved profitability; and (xxii) the other risks, uncertainties, and other factors identified herein under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any such factors could significantly alter the results set forth in these statements.

We caution that the foregoing list of risks, uncertainties, and other factors is not complete, and forward-looking statements speak only as of the date they are made. We undertake no duty to update publicly any such forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by applicable law, regulation, or other competent legal authority.

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
•
We have experienced difficulties recruiting and retaining skilled veterinarians due to shortages that could disrupt our business.
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

PART I

Item 1. Business.

Our Company

Founded in 1965, Petco is a pet health and wellness company focused on improving the lives of pets, pet parents, and our own Petco partners. Building on nearly 60 years of providing solutions for pets and the people who love and care for them, we serve our customers as a fully-integrated, omnichannel provider of pet health and wellness products, services, and solutions. Through our ecosystem, we provide our customers with a comprehensive offering of products and services to fulfill their pets’ health and wellness needs through our 1,423 pet care centers in the U.S. and Puerto Rico, our digital channel, and our flexible fulfillment options. We also operate 131 pet care centers in Mexico and 2 in Chile through a joint venture.

Our product offering leverages a broad assortment of national, owned brand, and exclusive merchandise, providing customers with a wide variety of nutritional options, including health-focused options free from artificial ingredients, complemented by a wide variety of pet care supplies and companion animals. While we offer pet parents a full spectrum of product choices, we maintain a number of premium products to address ongoing humanization and premiumization trends in the market. In addition, our owned product assortment, such as WholeHearted, Reddy, and Well & Good, serves as a significant driver of sales, customer loyalty, and repeat purchasing and was a meaningful contributor to enterprise sales in fiscal 2023.

We integrate our product offering with our services business, building on the foundation of treating the whole pet, including their physical, mental, and social well-being. Our service offering includes veterinary care, grooming, and training. Leveraging our experience in Vetco mobile clinics, we operate a network of full service, general practice veterinary hospitals complemented by prescription and insurance offerings. As of February 3, 2024, we operated 288 full service veterinary hospitals, and 1,400 Vetco clinics on a weekly basis. By integrating our veterinary hospitals into existing pet care centers, we benefit from certain structural advantages compared to stand-alone veterinary care providers, such as lower cost of acquisition and additional basket opportunities (including further tapping into the prescription food and drug market).

Our multichannel, go-to-market strategy integrates our digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Petco.com, our e-commerce site, and the Petco app, our personalized mobile app, together serve as hubs for pet parents to book appointments and manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. Through our connected platform, we offer our customers the convenience of repeat delivery, buy online and pick up in store (“BOPUS”), curbside pick-up, same day delivery, and ship from store. Further enhancing the customer experience, our over 26,000 knowledgeable, passionate partners in our pet care centers provide important high-quality advice to our customers.

The full value of our ecosystem can be realized through our Vital Care membership program, which has a two-tiered offering—Vital Care Core, our free membership tier, and Vital Care Premier, our paid membership tier. Sitting at the intersection of value and loyalty, Vital Care Premier makes it easier and more affordable for pet parents to care for their pet’s whole health and links pet parents with our merchandise and services offerings, while Vital Care Core provides pet parents with a suite of loyalty offerings. Vital Care is the foundation of our customer-centric model, serving as a driver of repeat visits and engagement.

Industry Dynamics

The U.S. pet care industry is large, serving millions of households with pets, and has exhibited steady growth driven by an increase in the pet population and trends in pet humanization and premiumization. Due to the essential, repeat nature of pet care, the industry has demonstrated resilience across economic cycles. However, during fiscal 2023, we observed a softening in discretionary spend and shifting consumer preferences for more value-centric products associated with the current inflationary macroeconomic environment. In response to this shifting demand, during fiscal 2023, we broadened our assortment to include more national brands and implemented strategic pricing actions to offer more balanced price points in an effort to appeal to a broader base of consumers.

We are strategically focused on growing our presence in veterinary care, e-commerce, and services. Though we do face competition from both large and small pet specialty retailers, e-commerce retailers, and mass and grocery retailers, among others, we believe that we have built an ecosystem that appeals to a broad base of consumers through the breadth and depth of our assortment and services capabilities, including veterinary care, that we offer across an integrated omnichannel platform.

Marketing and Advertising

In fiscal 2023, we continued to evolve our marketing and media strategy, creating an in-house retail media network to enable advertising activities across paid and owned channels. Our marketing efforts leverage our integrated ecosystem and health & wellness positioning to drive customer acquisition, monetization, and retention. We also utilize personalization technology to provide relevant content to our first-party customers.

Human Capital

Our Partners

Our employees, who we call Petco partners, are our most significant assets, critical to the delivery of our transformation and our continued progress. As of February 3, 2024, we had over 29,000 total partners. Our over 26,000 pet care center partners offer a level of customer engagement and content that is differentiated in retail and based on a true passion for pets. Our partners are primarily employed on an at-will basis and are compensated through base salary and incentive programs. We strive for our partners to grow and develop in their careers, and offer competitive compensation and benefits programs, incentive compensation, and a range of health and wellness offerings. None of our partners are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our partners to be good.

Diversity and Inclusion

Our employees are our partners and we strive to create an environment that embraces diverse backgrounds and perspectives. Our commitment to fostering equal employment opportunities and a diverse, equitable, and inclusive environment is key to our mission of improving the lives of pets, pet parents, and the Petco partners who work for us. We are committed to creating a culture where partners feel as if they can achieve their career goals through ongoing growth and development opportunities, and fair and transparent performance management and promotion processes. So that our partners feel valued and heard, we gather and respond to our partners’ feedback, including, but not limited to, anonymous, periodic, formal, partner engagement surveys, round table sessions, and one-on-one interactions. Based on the feedback received, leaders review and create action plans in an effort to drive meaningful changes in our business. In addition, all Petco leaders participate in diversity, equity, and inclusion training aimed at building respect in the workplace.

Partner Communities

We believe that building and supporting connections between our partners and our communities creates a more fulfilling and enjoyable workplace experience. We have continued to expand our partner resource groups, which enable partners to build connections among themselves and their communities, as well as our diversity, inclusion and belonging programs to encourage partners to bring their “whole selves” to work. Petco currently has seven Partner Resource Groups that are foundational to our culture of inclusion and belonging. Our current partner-led Partner Resource Groups are: Ability at Petco; Black at Petco; LGBTQIA+ at Petco; Pan Asian American at Petco; Petcontigo (Latinx) at Petco; Military and Veterans at Petco; and Women at Petco. In partnership with our Diversity, Equity, and Inclusion team, these seven groups facilitate engagement activities to increase cultural competencies, educate partners on issues facing affinity group members, and deepen our workplace connections.

Compensation and Benefits

We provide competitive compensation and benefits programs to help meet the needs of our partners and their families. In addition to base cash compensation, we offer our partners a mix of annual bonuses, restricted stock units, various incentive plans, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and a range of employee assistance programs, including investments in fertility care, medical travel, and mental health benefits that were implemented in fiscal 2023. In addition, we offer a range of webinars, trainings, and subscriptions to support our partners’ total wellbeing. Finally, in fiscal 2023 we completed the implementation of an increase in every non-trainee partner's base wage to at least $15 an hour. This change, along with other adjustments, resulted in approximately 15% average wage increases for our pet care center partners.

Talent Development

We invest significant resources to attract, develop, and retain top talent. In recent years, we have introduced foundational leadership development training for all new General Managers and above, provided comprehensive pet health and wellness certifications in select pet care centers (with plans to expand to all pet care centers in fiscal 2024), and continuous development of sales and customer engagement skills. In fiscal 2023, we are proud to have provided nearly 650,000 hours of training across our pet care center partners. In addition, nearly 40% of open General Manager and District General Managers positions were filled by internal candidates, either through lateral moves or promotions.

Distribution

We currently have seven primary and two regional distribution centers in our network, which are located in various parts of the United States, that handle almost all distribution for our company. In addition, our ship-from-store, BOPUS, and curbside programs enhance our distribution network, affording us the opportunity to utilize our pet care centers as micro-distribution centers.

The majority of relationships we have with third-party domestic transportation and logistics providers are governed by non-exclusive agreements that do not obligate us to minimum volume or fees, and such agreements may generally be terminated by either party on 45 days’ prior written notice.

Vendor Arrangements

In fiscal 2023, we purchased merchandise from approximately 680 vendors. Our top 10 vendors represented approximately 42% of our annual sales, and no single vendor accounted for more than 9% of our sales. In addition, we only sell the products we carry directly to consumers and primarily purchase our products directly from our vendors rather than through third-party distributors. As such, we do not materially rely on third-party distributors to conduct our business. We onboard our vendors using a standardized process to confirm their adherence to our applicable standards, policies, and procedures, including those relating to legal compliance, human rights, standard payment terms, and product quality. These relationships are typically governed by our standard vendor terms and conditions, under which we submit purchase orders to our vendors specifying the types, quantities, and agreed prices for merchandise that we intend to purchase from them. These agreements do not typically have minimum order requirements or exclusivity obligations for either party. Our terms and conditions do not have a set term, but instead allow us to terminate the relationship for convenience at any time upon written notice to the vendor. Our vendors generally may terminate the relationship on 90-days’ written notice but are obligated to fulfill or perform any purchase order accepted prior to such notice.

Petco Love

Petco Love is a nonprofit organization changing lives by making communities and pet families healthier, stronger, and closer. It is a separately incorporated 501(c)(3) nonprofit organization supported both by contributions from us and contributions from Petco customers and community partners. Since its founding in 1999, Petco Love has inspired and empowered animal welfare organizations to make a difference, investing nearly $380 million in adoption and medical care programs, spay/neuter services, pet cancer research, service and therapy animals, and numerous other lifesaving initiatives. Through the Think Adoption First program, Petco Love partners with our pet care centers and animal welfare organizations across the country to increase pet adoptions, helping nearly 7 million pets to date find their new loving families.

In April 2021, Petco Love launched Petco Love Lost, a national lost and found pet database that uses image recognition technology to help reunite lost pets with their families should they ever go missing. To date, nearly 3,000 animal welfare organizations and pet industry partners across the U.S. have adopted the platform, and Petco Love Lost has helped return over 34,000 pets to their loving homes.

Launched in August 2021, Petco Love’s Vaccinated and Loved initiative marked a significant milestone when it reached its two millionth free pet vaccine in November 2023, and subsequently committed to distributing another one million free pet vaccines. Since that milestone, Petco Love continued the distribution of free pet vaccines to its partners, bringing the total number of vaccines distributed as part of its Vaccinated and Loved initiative to more than 2.2 million to date. Distributing these much-needed vaccinations in under-resourced communities is something Petco Love believes gives all pets the best chance to live long and healthy lives.

Our Trademarks and Other Intellectual Property

We believe that our rights in our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the United States and certain foreign jurisdictions. These trademarks include Bond & Co., EveryYay, Good 2 Go, Good Lovin’, Harmony, Imagitarium, Leaps & Bounds, Pals Rewards, Petco, Petco Love, PetCoach, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, WholeHearted, You & Me, Youly, Vital Care Core, and Vital Care Premier. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

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

Government Regulation

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health, animal welfare, natural resources, and the environment. Our operations, including our owned brand manufacturing outsourcing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the U.S. Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Drug Enforcement Administration (the “DEA”), and by various other federal, state, local, and foreign authorities regarding the sale, processing, packaging, storage, distribution, advertising, labeling, and import of our products, including food safety standards. For more information, please read “Risk Factors—Risks Related to Legal and Regulatory Matters—Our operations are subject to extensive governmental regulation, and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulations. Our failure to comply with such laws and regulations may result in enforcements, recalls, and other adverse actions that could disrupt our operations and adversely affect our financial results.”

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

Available Information

Our website address is petco.com, and our investor relations website is ir.petco.com. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the U.S. Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Business Conduct and Ethics and Principles of Corporate Governance) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act. The SEC maintains a website at sec.gov that contains reports, proxy and information statements, and other information regarding Petco and other issuers that file electronically with the SEC.

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

We have also benefited from increasing pet ownership, discretionary spending on pets, and trends in humanization and premiumization in the pet industry, as well as favorable pet ownership demographics. To the extent these trends continue to slow or reverse, our sales and profitability would continue to be adversely affected. Specifically, though we’ve experienced significant growth in sales of non-discretionary consumables, spending on non-discretionary items has declined due in part to persistent inflation, which has adversely impacted our profitability. Further, in response to shifting consumer demand, in fiscal 2023 we broadened our assortment to include more national brand products, which are typically lower priced and less profitable. If sales of such products are not significant, we do not increase the average basket size of customers purchasing such products, or we are unsuccessful in transitioning such customers into higher margin products over time, then our profitability could be adversely affected. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns, and pet care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share, and our profitability.

The growth of our business depends in part on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.

Our growth depends, in part, on our ability to successfully introduce, improve, and reposition our products and services to meet the requirements of pet parents. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands, and preferences. For instance, in response to shifting consumer demand, in fiscal 2023 we broadened our assortment to include more national brand products, particularly consumables.

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

The pet care industry is highly competitive. We compete with a number of specialty pet store chains and independent pet stores. We also compete with online retailers, supermarkets, warehouse clubs, and mass merchants. The pet care industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs, other retail merchandisers, and online retailers, and the entrance of additional independent pet stores with unique product and service offerings and other pet specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. Some competitors are larger and have access to greater capital and the ability to invest more resources than we do.

We have been facing greater competition from national, regional, local, and online retailers. In particular, major competitors have sought to gain or retain market share by reducing prices or by introducing additional products or services, and this has required us to reduce prices on certain products or services and introduce new offerings in order to remain competitive, which could negatively affect our profitability and/or require a change in our operating strategies.

Sustained change in consumer preferences could decrease the attractiveness of what we believe to be our competitive advantages, including our extensive product assortment, premium product offerings, omnichannel capabilities, high-quality service offerings, and a unique customer experience, which could adversely affect our business and results of operations. Further, if we fail to otherwise positively differentiate our customer experience from that of our competitors, our business and results of operations could be adversely affected.

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

We have experienced difficulties recruiting and retaining skilled veterinarians due to shortages that could disrupt our business.

The successful growth of our veterinary services business depends significantly on our ability to recruit and retain skilled veterinarians and other veterinary technical staff. We face competition from other veterinary service providers in the labor market for veterinarians and, from time to time, we have experienced shortages of skilled veterinarians in markets in which we operate, or desire to operate, our veterinary service businesses, which has required us or our affiliated veterinary practices to increase wages and enhance benefits to recruit and retain enough qualified veterinarians to adequately staff our veterinary services operations. If we are unable to recruit and retain qualified veterinarians, or to control our labor costs, our business, financial condition, and results of operations may be materially adversely affected.

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

We are dependent upon the efforts of our key personnel, including our executive officers. The loss of any of our key personnel could affect our ability to run our business effectively. Our success will depend on our ability to retain our current management and to develop, attract, and retain qualified personnel in the future. Competition for senior management personnel is intense with increasingly aggressive compensation packages, and we cannot assure you that we can retain our key personnel or that our succession planning will prove effective. Furthermore, significant declines in our stock price have reduced the retention value of our outstanding share-based awards, which could impact the competitiveness of our compensation over time. The loss of a member of senior management requires the remaining executive officers and our board of directors to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our key personnel positions, including executive positions, on a timely basis could adversely affect our ability to implement our business strategy and be disruptive to our business, which would negatively impact our results of operations.

The loss of any of our key merchandise vendors, or of any of our exclusive distribution arrangements with certain of our vendors, could negatively impact our business.

We purchase significant amounts of products from a number of vendors with limited supply capabilities. There can be no assurance that our current pet food or supply vendors will be able to accommodate our anticipated growth and expansion of our business. As a result of the disruptions resulting from COVID-19, as well as surges in consumer demand for certain products, shortages of raw materials and disruptions to the global supply chain resulting from, among other things, lack of carrier capacity, labor shortages, port congestion and /or closures, and rising fuel prices, some of our vendors were not able to supply us with products in a timely or cost-effective manner. An inability of our existing vendors to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition, and results of operations.

We generally do not maintain long-term supply contracts with our merchandise vendors. Thus, most vendors could discontinue selling to us at any time. Although we do not materially rely on any particular vendor, the loss of any of our significant vendors of pet food, particularly owned brand pet food, or pet supplies that we offer could have a negative impact on our business, financial condition, and results of operations. For more information regarding our vendors, please read “Business—Vendor Arrangements.”

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

Our vendors generally ship merchandise to one or more of our distribution centers, which receive and allocate merchandise to our locations and e-commerce customers. The success of our pet care centers depends on their timely receipt of merchandise. If any shipped merchandise were to be delayed because of the impact of severe weather or other disruptions on transnational shipping, particularly from our vendors in Asia, our operations would likely be significantly disrupted. Disruption to shipping and transportation channels due to slowdowns or work stoppages at ports on the West Coast of the United States have occurred in the past, and to the extent they occur in the future, could cause us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. Further, increased transportation costs, including sustained increases fuel costs, have resulted in higher operating costs in the past. We may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our results of operations.

In the past we have faced labor shortages at several of our distribution centers, which has adversely affected our results of operations. If any of our distribution centers were to shut down, suffer substantial labor shortages, or lose significant capacity for any reason, our operations would likely be significantly disrupted. We compete with other retailers for the supply of personnel to staff our distribution centers, some of whom are larger than us and have access to greater capital resources than we do. If we are unable to successfully recruit and retain personnel to staff our distribution centers, we may face labor shortages or be forced to increase wages and enhance benefits for such personnel, which may have an adverse effect on our results of operations. In addition, any interruption or malfunction in our distribution operations, including, but not limited to, the loss of a key vendor that provides transportation of merchandise to or from our distribution centers, labor shortages, or regulatory issues with respect to any of our distribution centers, could adversely affect our sales and results of operations. Previous interruptions in our inventory supply chain have resulted in certain out-of-stock or excess merchandise inventory levels, and could adversely affect our ability to make timely deliveries to e-commerce customers, as well as our sales and results of operations.

We occasionally seek to grow our business through acquisitions of or investments in new or complementary businesses, products, or services, or through strategic ventures, and the failure to successfully identify these opportunities, manage and integrate these acquisitions, investments, or alliances, or to achieve an adequate return on these investments, could have an adverse effect on us.

The pet care industry is highly fragmented. We have completed acquisitions in the past and may pursue expansion and acquisition opportunities in the future, including veterinary hospitals. If we are unable to manage acquisitions, investments, or strategic ventures, or integrate any acquired businesses, services, or technologies effectively, we may not realize the expected benefits from the transaction relative to the consideration paid, and our business, financial condition, and results of operations may be adversely affected. To be successful, the integration process requires us to achieve the benefits of combining the companies, including generating operating efficiencies and synergies, successfully integrating personnel, and eliminating or reducing redundant costs. This integration process involves inherent uncertainties, and we cannot assure you that the anticipated benefits of these acquisitions will be fully realized without incurring unanticipated costs or diverting management’s attention from our core operations.

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

We may also be unsuccessful in identifying and evaluating business, legal, or financial risks as part of the due diligence process associated with a particular transaction. Furthermore, acquired entities or businesses may have differing or inadequate controls, procedures, or policies, including those related to financial reporting, disclosure, practice management, handling of controlled substances, and cyber and information security, which could expose us to additional risks and potentially increase anticipated costs or time to integrate the business. In addition, some investments may result in the incurrence of debt or may have contingent consideration components that may require us to pay additional amounts in the future in relation to future performance results of the subject business. If we do enter into agreements with respect to these transactions, we may fail to complete them due to factors such as failure to obtain regulatory or other approvals. We may be unable to realize the full benefits from these transactions, such as increased net sales or enhanced efficiencies, within the timeframes that we expect, or at all. These events could divert attention from our other businesses and adversely affect our business, financial condition, and results of operations. Any future acquisitions also could result in potentially dilutive issuances of equity securities, the incurrence of additional debt, or the assumption of contingent liabilities.

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

While to date, we do not believe such identified security events have been material to us, including to our reputation or business operations, or had a material financial impact, we cannot assure you that such incidents or future cyber-attacks will not expose us to material liability. Security could be compromised and confidential information, such as customer credit card numbers or account information, employee information, or other personally identifiable information that we or our vendors collect, transmit, or store, could be misappropriated or system disruptions could occur. In addition, cyber-attacks such as ransomware or phishing attacks could lock us out of our information systems and disrupt our operations. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, our employees, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of the technology used by us to protect transactions or other sensitive data. In addition, data and security breaches could also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships, that result in the unauthorized release of personal or confidential information. Any compromise or breach of our or our vendors’ computer network security could result in a violation of applicable privacy and other laws, costly investigations, litigation, including class actions, and notification, as well as potential regulatory or other actions by governmental agencies and harm to our brand, business, and results of operations. As a result of any of the foregoing, we could experience adverse publicity, loss of sales, the cost of remedial measures, including substantial legal fees, and significant expenditures to reimburse third parties for damages, each of which could adversely impact our results of operations. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, may not apply to the circumstances relating to any particular loss, or may become materially more costly over time.

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

From time to time, we receive claims or complaints alleging that we do not properly care for some of the pets we handle or for companion animals we handle and sell, which may include dogs, cats, birds, fish, reptiles, and other small animals. Deaths or injuries sometimes occur while animals are in our care. As a result, we may be subject to claims that our animal care practices, including grooming, training, veterinary, and other services, or the related training of our associates or handling of animals by them, do not provide the proper level of care. Our efforts to establish our reputation as a health and wellness company increase the risk of claims or complaints regarding our practices. Any such claims or complaints, as well as any related news reports or reports on social media, even if inaccurate or untrue, could cause negative publicity, which in turn could harm our business and have a material adverse effect on our results of operations.

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

Our expansion plans, including the timing of new and remodeled pet care centers and veterinary hospitals, and related pre-opening costs, the amount of net sales contributed by new and existing pet care centers, and the timing of and estimated costs associated with pet care center closings or relocations, may cause our quarterly results of operations to fluctuate. Further, new pet care centers and service offerings tend to experience higher payroll, advertising, and other store-level expenses as a percentage of net sales than more mature pet care centers, and such openings also often contribute to lower pet care center operating margins until those pet care centers become established, which may result in quarterly fluctuations in operating results. Quarterly operating results are not necessarily accurate predictors of long-term performance.

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

Restrictions imposed in reaction to outbreaks of animal diseases or health epidemics, pandemics, and similar outbreaks, could have a material adverse effect on our business, financial condition, and results of operations.

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

As a result of the disruptions resulting from COVID-19, some manufacturers of pork and other protein-based ingredients we use in our products were forced to shut down processing plants or take other adverse actions. While our supply chain was not disrupted, similar disruptions in the future due to other outbreaks could potentially limit the supply of, or increase prices for, certain of meat proteins used in our pet food products, adversely affecting our business and results of operations.

Fluctuations in the prices and availability of certain commodities, such as grains and meat protein, could materially adversely affect our operating results.

The pet food and supplies industry is subject to risks related to increases in the prices and availability of certain commodities used in the production of certain pet food and other pet-related products, specifically seed, wheat, and rice, as well as other materials that are used in the production of certain pet accessories. Additionally, increased human and/or pet consumption or population increases may potentially limit the supply of or increase prices for certain meat proteins, many of which are used in animal feed. Throughout 2023, costs of certain commodities increased due to increased fuel prices, heightened transportation costs, and general inflationary pressures, and at times we have resultingly observed increases in the costs we pay for certain vendor-supplied products. To help mitigate the impact of these cost increases, we have in the past implemented select price increases, which is consistent with our historical practice. However, our ability to pass on increased purchase costs in the future will be significantly impacted by market conditions and competitive factors. If we are unable to pass on any increased purchase costs to customers, we would experience decreased demand for or products and services and reduced margins, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our performance depends on recruiting, developing, training, and retaining top talent in our support centers, partners who are capable sales associates in large numbers in our pet care centers, experienced personnel in our distribution centers, and experienced management personnel. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, inflationary pressures, the availability of qualified persons in the markets where we operate, changing demographics, behavioral changes, health and other insurance costs, and governmental labor and employment requirements. We have in the past faced labor shortages at several of our distribution centers, which adversely affected our operations. We have also faced, and could continue to face, increased wage competition and costs across our business in recruiting and retaining top talent. Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, or market pressures upwardly impact prevailing competitive wage rates, we may need to increase not only the wage rates of our minimum wage partners but also the wages paid to our other hourly partners. For example, in an effort to retain and attract key talent, in fiscal 2023 we completed the implementation of an increase in every non-trainee partner's base wage to at least $15 an hour. If we fail to offer competitive wages, we could fail to recruit and retain top talent and face labor shortages or staffing issues, and the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. Moreover, failure to achieve and maintain a diverse workforce and leadership team, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees. If we do not continue to attract, train, and retain quality associates and management personnel, our performance could be adversely affected.

Labor disputes may have an adverse effect on our operations.

We are not currently party to a collective bargaining agreement with any of our employees. We have, however, experienced attempted union organizing campaigns, and may continue to experience union organizing campaigns, which can be disruptive to our operations, increase our labor and operating costs, and decrease our operational flexibility. We cannot assure you that some or all of our employees will not become covered by a collective bargaining agreement or that we will not encounter labor conflicts or strikes. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration, as well as current or future unionization efforts among other large employers. Particularly, in light of current support for changes to federal and state labor laws, we cannot provide any assurance that we will not experience additional and/or successful union organization activity in the future. Any labor disruptions could have an adverse effect on our business or results of operations and could cause us to lose customers. Further, our responses to any union organizing efforts could negatively impact our reputation and have adverse effects on our business, including on our financial results.

Claims under our insurance plans and policies may differ from our estimates, which could adversely affect our results of operations.

We use a combination of insurance and self-insurance plans to provide coverage for potential liabilities for workers’ compensation, general liability, business interruption, property damage, directors’ and officers’ liability, vehicle liability, cybersecurity and criminal incidents that we suffer, and employee health-care benefits. Our insurance coverage may not be sufficient, and any insurance proceeds may not be timely paid to us. Moreover, as insurance premiums continue to increase, we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions, and our business, financial condition, and results of operations may be adversely affected if these assumptions are incorrect.

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

Geopolitical events, such as war or civil unrest in a country in which our vendors are located or dependent upon, or terrorist or military activities disrupting transportation, communication, or utility systems, local protests, and unrest and natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other severe weather and climate conditions (including those resulting from climate change), whether occurring in the United States or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors, severely damage or destroy one or more of our pet care centers or distribution centers located in the affected areas, result in temporary or long-term supply chain disruptions, or cause increased transportation costs (whether due to fuel prices, fuel supply, or otherwise). For example, the ongoing conflicts in Ukraine and the Middle East have resulted, and could continue to result, in volatile commodity markets, supply chain disruptions, and increased costs for transportation, energy, packaging and raw materials and other input costs. As a result of any such events, day-to-day operations, particularly our ability to receive products from our vendors or transport products to our pet care centers, could be adversely affected, or we could be required to close pet care centers or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. These or other occurrences could significantly impact our operating results and financial performance.

A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters do become more frequent or severe, disruptions to our business, including store closures and/or damage, and our vendors and costs to repair damaged facilities or maintain or resume operations could increase. The long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions or rising sea levels) or transition risks (such as regulatory or technology changes or increased operating costs, including the cost of insurance) are expected to be widespread and unpredictable. These changes over time could also affect, for example, the availability and cost of certain products, insurance, commodities (including grains and proteins), and energy (including utilities), which in turn may impact our ability to procure those certain goods or services required for the operation of our business at the quantities and levels we require or on otherwise commercially reasonable terms.

Inflation has adversely impacted, and is expected to continue to adversely impact, our financial condition and results of operations.

Inflation in the United States remained elevated throughout fiscal 2023. This is primarily believed to be the result of a multitude of factors, including elevated costs of product inputs and transportation costs, increased labor costs, and spending of excess savings, among other factors. We have experienced inflationary pressures in certain areas of our business, including with respect to employee wages and the cost of merchandise, and it has become increasingly difficult to mitigate such pressures through price increases. We cannot predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

We use artificial intelligence in our business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.

We are implementing the use of artificial intelligence (“AI”) solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of our services and products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase cybersecurity and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

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

Our operations, including those of some of our vendors, are subject to federal, state, and local laws and regulations established by the OSHA, the FDA, the USDA, the DEA, the U.S. Environmental Protection Agency, the EEOC, the National Labor Relations Board, the Federal Trade Commission ("FTC"), and by various other federal, state, local, and foreign authorities. These laws and regulations govern, among other things: our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions, and citizenship requirements; the weights and measures of our products; the manufacturing and distribution of foods, drugs, and controlled substances intended for animal use; our businesses that provide veterinary services and pet insurance plans; the transportation, handling, and sale of small pets; emissions to air and water and the generation, handling, storage, discharge, transportation, disposal, and remediation of waste and hazardous materials; the processing, storage, distribution, safety, advertising, labeling, promotion, and import or export of our products; providing services to our customers; contracted services with various third-party providers; credit and debit card processing; the handling, security, protection, and use of customer and associate information; and the licensing and certification of services. For more information regarding laws and regulations that we are subject to, please read “Business—Government Regulation.”

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
Our business operates in the pet insurance market. The laws and regulations governing the offer, sale, and purchase of pet insurance are subject to change, and future changes may be adverse to our business. For example, if a jurisdiction were to alter the requirements for obtaining or maintaining an agent’s license in connection with the enrollment of a member, it could have a material adverse effect on our operations. Some states in the U.S. have adopted, and others are expected to adopt, new laws and regulations related to the pet insurance industry. It is difficult to predict how these or any other new laws and regulations will impact our business, but, in some cases, changes in insurance laws, regulations, and guidelines may require that we make significant modifications to our practices, which may be costly and difficult to implement, could harm our ability to effectively grow our pet insurance offerings, and could also harm our business, operating results and financial condition.

We are subject to risks related to online payment methods and our Petco Pay promotional financing program.

We currently accept payments using a variety of methods, including, but not limited to, credit cards, debit cards, PayPal, Apple Pay, Klarna, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. As a merchant that accepts debit and credit cards for payment, we are subject to PCI DSS, which contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing, and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines.

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

As our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. In the future, as we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements, licenses, and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines, legal proceedings, or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations could be materially and adversely affected.

We also occasionally receive orders placed with fraudulent data. Although we have measures in place to detect, reduce, and mitigate the occurrence of such fraudulent activity, those measures are not always effective, and we have incurred, and could in the future incur, financial losses, losses of customers, and reputational harm for such fraudulent transactions, which could harm our business, financial condition, and results of operations.

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

We collect, maintain, use, and share personal information provided to us through online activities and other consumer, employee, and business-to-business interactions in order to provide a better experience for our customers, employees, and vendors. Our current and future marketing programs depend on our ability to collect, maintain, use, and share this personal information with service providers and other vendors, and our ability to do so depends on the trust that our customers place in us and our ability to maintain that trust. Additionally, our use of consumer data is subject to the terms of our privacy policies and certain contractual restrictions in vendor contracts as well as evolving federal, state, and international laws and enforcement trends. While we strive to comply with all such regulatory and contractual obligations and believe that we are good stewards of our customers’ data, this area is rapidly evolving, and it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules, or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Due to the rapidly evolving nature of this area of the law, we have seen an increase in claims filed against us and others by plaintiffs alleging violations of various data privacy laws. Although we believe many such proceedings are filed without merit, and no such proceeding filed against us has subjected us to material liability to date, any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business, and result in monetary liability.

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

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand or further enforce current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gave California residents expanded rights to access and delete their personal information, opt out of certain uses of personal information, and receive detailed information about what personal information is collected, how their personal information is used, and how that personal information is shared. The CCPA provided for civil penalties for violations enforced by the California Attorney General, as well as a private right of action for data breaches that has resulted in an increase in data breach litigation. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents and went into effect on January 1, 2023. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also created the California Privacy Protection Agency, a new data protection agency specifically tasked to issue privacy regulations and enforce the law, which is likely to result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent state privacy legislation in the United States. Similar laws have been passed in several states (including Colorado, Virginia, Utah, Oregon, Montana, Texas, Florida, New Jersey, and others), and have been proposed in additional states and at the federal level. Such laws have potentially conflicting requirements that make compliance challenging. We have incurred and may continue to incur costs to adapt our systems and practices to comply with these requirements, and these costs may adversely affect our financial condition and results of operations. Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination, and security of other personal data. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.

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

We face the risk of litigation resulting from unauthorized text messages and/or telephone calls made in violation of the Telephone Consumer Protection Act and its state law equivalents.

We send short message service, or SMS, text messages to customers and job candidates, and make outbound telephone calls. The actual or perceived improper sending of text messages or placing of telephone calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991, a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, restricts telemarketing and the use of automated SMS text messages and certain dialing practices without proper consent. Numerous class action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting or outbound calling programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting or calling practices are not adequate or violate applicable law, resulting in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages and/or outbound calling are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, or could face negative publicity, and our business, financial condition, and results of operations could be adversely affected as a result. Even an unsuccessful challenge of our SMS texting or calling practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.

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

Our trademarks, such as Bond & Co., EveryYay, Good 2 Go, Good Lovin’, Harmony, Imagitarium, Leaps & Bounds, Pals Rewards, Petco, Petco Love, PetCoach, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, WholeHearted, You & Me, Youly, Vital Care Core, and Vital Care Premier, are valuable assets that support our brand and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent, and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies, and processes. We might not be able to obtain broad protection in the United States for all of our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial, and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our trademarks. Any of our patents, trademarks, or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Further, our nondisclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies, and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective intellectual property protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. We might be required to expend significant resources to monitor and protect our intellectual property rights. For example, we may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others. However, we may be unable to discover or determine the extent of any infringement, misappropriation, or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights and other proprietary rights. Any such litigation, whether or not resolved in our favor, could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition, and results of operations may be materially adversely affected.

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

We are involved in litigation arising in the ordinary course of business, including claims related to federal or state wage and hour laws, working conditions, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy, and data protection, disputes with landlords and vendors, claims from customers or employees alleging failure to maintain safe premises, and other matters. Even if we prevail, litigation can be time-consuming and expensive. An unfavorable outcome in one or more of these existing lawsuits, or future litigation to which we become a party, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy, as well as legal and regulatory requirements requiring certain climate-related disclosures, and pressure from shareholders, ratings agencies, state agencies, the SEC, and other third parties to make various climate-related disclosures. We may also be subject to additional and more complex reporting requirements in the future. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California, including us. The SEC has also adopted rulemaking on climate change disclosures that could significantly increase compliance burdens and associated regulatory costs and complexity. Such measures have subjected us, and may subject our vendors, to additional costs and restrictions and require significant operating and capital expenditures, including with respect to waste and energy reduction, compliance costs, and workforce initiatives, which could adversely impact our business, financial condition, results of operations and cash flows.

We may fail to comply with various state or federal regulations covering the dispensing and/or administration of prescription pet medications, including controlled substances, through our veterinary services businesses, which may subject us to reprimands, sanctions, probations, fines, or suspensions.

The sale, delivery, and/or administration of prescription pet medications and controlled substances through our veterinary services businesses are governed by extensive regulation and oversight by federal and state governmental authorities. The laws and regulations governing our operations and interpretations of those laws and regulations are increasing in number and complexity, change frequently, and can be inconsistent or conflicting. In addition, the governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the laws and regulations that govern our operations and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. In the future, we may be subject to routine administrative complaints incidental to the dispensing and/or administration of prescription pet medications through our veterinary services businesses.

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

Our business may face increased scrutiny from regulators, the investment community, other stakeholders, and the media related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet the expectations and standards of regulators, investors, or other stakeholders, which continue to evolve, our reputation, our ability to attract or retain employees and customers, and our attractiveness as an investment, business partner, or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within required timelines or those which we announce, or at all, could have the same negative impacts, as well as expose us to federal and state government enforcement actions and private litigation. Furthermore, positions we take or do not take on social issues may be unpopular with some of our customers, partners, advocacy groups, or other stakeholders in the communities in which we operate, which may lead to adverse effects on our business. Even if we achieve our goals, targets, and objectives, we may not realize all of the benefits that we expected at the time they were established.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our cash flows and prevent us from fulfilling our obligations under existing debt agreements.

At February 3, 2024, we had outstanding a (i) $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and (ii) secured asset-based revolving credit facility providing for senior secured financing of up to $500 million, subject to a borrowing base, maturing on March 4, 2026 (the “ABL Revolving Credit Facility”). Our substantial indebtedness could restrict our operations and could have important consequences. For example, it could:

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

In March 2024, we amended the ABL Revolving Credit Facility, which now consists of two tranches, to increase its total availability from $500.0 million to $581.0 million and extend the maturity on a portion of this availability. The first tranche has availability of up to $35.0 million, subject to a borrowing base, maturing on March 4, 2026. The second tranche has availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029. Interest on the ABL Revolving Credit Facility is now based on, at the Company's option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin. All other key terms of the ABL Revolving Credit Facility remained unchanged. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for descriptions of the First Lien Term Loan and ABL Revolving Credit Facility.

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

We may incur substantial additional indebtedness in the future, which would increase our debt service obligations and could further reduce the cash available to invest in operations. The terms of the credit agreements governing the First Lien Term Loan and ABL Revolving Credit Facility allow us and our subsidiaries to incur additional indebtedness, subject to limitations. As of February 3, 2024, we and our subsidiaries had an additional $446.6 million of unused commitments available to be borrowed under the ABL Revolving Credit Facility. This amount is net of $53.4 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. If new debt is added to our debt levels, or any debt is incurred by our subsidiaries, the related risks that we and our subsidiaries now face could increase.

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

Borrowings under the First Lien Term Loan and ABL Revolving Credit Facility are at variable rates of interest and expose us to interest rate risk. Due to continued interest rate increases into the first half of fiscal 2023, our debt service obligations on the variable rate indebtedness have increased even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, have correspondingly decreased. If interest rates continue to rise in the future, our liquidity, results of operations, and financial position may be further adversely affected. Although we have entered into agreements capping portions of our exposure to higher interest rates, these agreements may not prove to be effective in the aggregate, as a significant portion of our variable rate debt remains uncapped.

A ratings downgrade or other negative action by a ratings organization could adversely affect the trading price of the shares of our Class A common stock.

Credit rating agencies continually revise their ratings for companies they follow, and we have faced, and may continue to face, downgrades from credit rating agencies. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations, including with respect to sustainability matters, could lead to further ratings downgrades for us or our subsidiaries. Any fluctuation in the rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition and may adversely affect the trading price of shares of our Class A common stock.

The replacement of LIBOR with SOFR may adversely affect interest expense related to our outstanding debt.

We have outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (“SOFR”). Previously, the variable interest rates related to our outstanding debt were based on the London Inter-bank Offered Rate (“LIBOR”). The composition and characteristics of SOFR significantly differ from those of LIBOR. For instance, SOFR is a secured rate, while LIBOR is an unsecured rate; and while SOFR is an overnight rate, LIBOR represents interbank funding for a specified term. The use of SOFR-based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we previously experienced when referenced to LIBOR. SOFR remains a relatively new reference rate, has a limited history, and is based on short-term repurchase agreements backed by U.S. Treasury securities. Changes in SOFR could be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time, including as a result of, without limitation, changes in interest and yield rates in the market, bank credit risk, market volatility or global or regional economic, financial, political, regulatory, judicial, or other events. As a result, the amount of interest we may pay on our credit facilities can be difficult to predict. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future, and there can be no assurance that SOFR will be positive. Additionally, there can be no assurance that SOFR will continue to maintain market acceptance or that the method by which the reference rate is calculated will continue in its current form. Uncertainty as to the nature of such potential changes may adversely affect the trading market for our securities as well as our results of operations and cash flows.

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

Four of our ten directors are affiliated with our Sponsors. These directors have fiduciary duties to us and, in addition, have duties to the applicable Sponsor or stockholder affiliate. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the affiliated Sponsors, whose interests may be adverse to ours in some circumstances.

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

In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. Although S&P Dow Jones has since revised its eligibility criteria to again permit companies with multiple classes of common stock to be added to its indices, including the S&P 500, the S&P MidCap 400, and the S&P SmallCap 600, there can be no assurances that such companies will remain eligible. As a result, our multi-class capital structure makes us ineligible for inclusion from certain indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Further, we cannot assure you that other stock indices will not take a similar approach to FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. We have also filed a Form S-8 under the Securities Act to register all shares of Class A common stock that we may issue under our equity compensation plans. In addition, our Principal Stockholder has demand registration rights that will require us to file registration statements in connection with future sales of our stock by our Principal Stockholder. Sales by our Principal Stockholder could be significant. Once we register these shares, they can be freely resold in the public market, subject to legal or contractual restrictions, such as lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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

We have been, and anticipate to continue, providing guidance on our expected operating and financial results for future periods. Although we believe that this guidance will provide investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance comprises forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts, or if we reduce our guidance for future periods, our share price could decline.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may be unable to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls, and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent public accounting firm also is required to issue an attestation report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our Class A common stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources. Moreover, any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Our executive team and board of directors recognize that effective cybersecurity risk management is critical to the safety and security of our data, systems, and products and, ultimately, the long-term success of the Company. We have a comprehensive multi-layered cybersecurity risk assessment program, which covers the identification, analysis, evaluation, and management of cybersecurity risks. The program is cross-functional involving the participation and input of internal stakeholders, third-party consultants, and board oversight. The program is reviewed and updated on a semi-annual basis, or sooner if needed.

We engage in frequent and comprehensive monitoring of our systems, including network, systems, and application security monitoring integrated into a Security Information and Event Monitoring (SIEM) system. In addition, should a cybersecurity incident occur, our response plan is based on the NIST Special Publication 800-61 Revision 2 Computer Security Incident Handling Guide, and requires the following steps:

Discovery. Occurs when a potential security incident is reported. Discovery can be initiated in several ways, including by customer support, employees, business partners, as a result of IT logging and monitoring, or in response to customer or vendor correspondence. Containment is the priority in the Discovery phase.

Investigation. Occurs when the Discovery phase establishes a likelihood that the event is an actionable security incident that warrants further research and analysis. In the Investigation phase, the priority is to swiftly complete an accurate, thorough investigation of the security incident.

Response. Occurs when a security incident is a confirmed data breach; when a security incident requires the Company to take further action to protect the organization and/or affected parties whose sensitive personal information is at risk or has been compromised; or when additional administrative, physical, or technical controls are needed after a security incident. In the Response phase, the priority is to swiftly complete required notification and other procedures according to applicable law.

Closure. Occurs when the Company's incident response steering committee can review the security incident and actions taken to evaluate whether proper investigation and documentation have occurred, and the matter requires no further notice or containment. Root causes and steps to prevent future incidents have been identified.

In the Closure phase, the priority is to confirm that all necessary containment, investigation, and response tasks have been completed.

Review. Occurs after the event has been resolved. The priority in this phase is to review the investigation/response process and update this Plan based on the lessons learned.

We also have processes in place to oversee and identify risks from cybersecurity threats associated with our use of third party service providers. We classify third parties engaged by us based on risk and impact to our business. Classification is broken into tiers as follows:

Tier 1. Access to critical infrastructure, data, or services affecting critical infrastructure. Administrative or privileged access to production systems, including hosting or developing systems, applications, websites, software, or SaaS solutions.

Tier 2. Non-privileged access to Company applications.

Tier 3. No direct system access but may be associated through a partnership or have links hosted embedded within Company marketing material or websites.

Third party risk scores are weighted based on the classification tier and monitored over the course of the year. A change in risk score may trigger an audit for the third party as well as a remediation plan to address any identified gaps, which our information security team oversees in conjunction with the relevant business owner for the third party relationship.

While we face a variety of cybersecurity risks, such as phishing attempts, ransomware attacks, account takeover, fraudulent order, and unauthorized access attempts, such risks have not materially affected us to date, including our business strategy, results of operations or financial condition, and we do not believe such risks are reasonably likely to have such an effect over the long term. For more information about the cybersecurity risks we face, see “Item 1A – Risk Factors - Our reputation and business may be harmed if our or our vendors’ computer network security or any of the databases containing customer, employee, or other personal information maintained by us or our third-party providers is compromised, which could materially adversely affect our results of operations.”

Cybersecurity Governance

Our board of directors has ultimate oversight of our risk management policies and strategies. Our executive team, which is responsible for our day-to-day overall risk management practices, present to the board of directors on the various material risks to our Company, including risks related to information technology and cybersecurity.

The audit committee has formal oversight responsibility for cybersecurity, as delegated by our board of directors, and is responsible for reviewing our policies and procedures with respect to cybersecurity risk assessment and risk management. As part of the board of directors and audit committee’s oversight, our Chief Administrative Officer, Chief Technology Officer (“CTO”), and/or Chief Information Security Officer (“CISO”) provide semi-annual updates to the audit committee with respect to cybersecurity incidents, mitigation, threats, risks, and management, which are also communicated to the full board.

Our CISO, who has extensive cybersecurity knowledge and skills gained from over 25 years of work experience at the Company and elsewhere, is responsible for developing and overseeing matters related to cybersecurity and reports directly to our CTO, who is accountable for the overall information technology and security strategy of the Company. The CISO receives reports on cybersecurity threats from several experienced information security professionals responsible for various parts of the business on an ongoing basis and, in conjunction with our enterprise risk steering committee, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CISO works closely with our legal department to oversee compliance with legal, regulatory and contractual security requirements. Our enterprise risk steering committee is comprised of key stakeholders throughout the Company and works with management and our CISO to (i) identify and review certain cybersecurity risks that we face, including the probability and impact of such risks, and (ii) identify steps needed to eliminate or mitigate such risks. In addition, we have a well-defined cybersecurity incident response plan, as described above. Finally, we have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the audit committee and the board of directors.

Item 2. Properties.

The Company's headquarters is located in San Diego, California and comprises a total of approximately 257,000 square feet, and is under a long-term lease. The Company also leases facilities for corporate functions in San Antonio, Texas and Querétaro, Mexico.

We lease all of our distribution center locations and all of our 1,423 pet care centers in the U.S. and Puerto Rico. The original lease term for pet care centers is generally ten years, with certain leases being shorter or longer, and many of these leases contain renewal options. The vast majority of pet care center leases, excluding renewal options, expire at various dates over the next ten years. Our pet care centers are generally located at sites co-anchored by strong destination stores. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain locations exceed specified amounts, provide for additional rent expense.

Item 3. Legal Proceedings.

We are involved in the legal proceedings described in Note 14, Commitments and Contingencies, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and we are subject to other claims and litigation arising in the ordinary course of business. The outcome of any litigation is inherently uncertain, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our business. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or results of operations.

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

Holders

As of March 28, 2024, there were eighty-nine shareholders of record of our Class A common stock, one shareholder of record of our Class B-1 common stock, and two shareholders of record of our Class B-2 common stock. The number of record holders of our Class A common stock does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Dividend Policy

We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business and pay down our indebtedness. Our future dividend policy is within the discretion of our board of directors, subject to applicable law, and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. Please read “Risk Factors—The agreements governing our indebtedness include restrictive covenants that limit our operating flexibility, which could harm our long-term interests,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K for descriptions of restrictions on our ability to pay dividends.

Performance Graph

The graph below compares the cumulative total return on our Class A common stock with the cumulative total returns of the Nasdaq Composite index, S&P 500 Consumer Discretionary Distribution & Retail index (formerly the S&P Retail index), and S&P Retail Select Industry index from January 14, 2021 (the initial day of trading for our Class A common stock) through February 3, 2024. In 2023, we elected to replace the S&P 500 Consumer Discretionary Distribution & Retail index with the S&P Retail Select Industry index because due to the broader recognition of the S&P Retail Select Industry index. In future years, we will no longer provide a comparison to the S&P 500 Consumer Discretionary Distribution & Retail index. The graph assumes that the value of the investment in our Class A common stock and in each index (including reinvestment of dividends) was $100 on January 14, 2021 and tracks it through February 3, 2024. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

	1/14/21	1/21	4/21	7/21	10/21	1/22	4/22	7/22	10/22	1/23	4/23	7/23	10/23	2/24

Petco Health and Wellness Company Inc.	100.00	88.54	80.34	70.17	84.12	62.24	65.51	47.35	35.82	39.93	33.88	27.76	11.77	8.44
NASDAQ Composite	100.00	101.44	108.55	114.26	120.88	111.23	96.52	97.17	86.35	91.27	96.54	113.51	101.88	120.46
S&P 500 Consumer Discretionary Distribution & Retail	100.00	99.36	112.41	111.83	117.11	105.22	93.07	96.00	84.47	87.14	87.79	102.81	97.56	116.84
S&P Retail Select Industry	100.00	119.02	126.18	129.78	128.65	108.58	97.09	88.30	87.62	96.92	86.65	96.09	83.48	100.70

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

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a pet health and wellness company focused on improving the lives of pets, pet parents, and our own partners. Through our omnichannel ecosystem, we provide our customers with a comprehensive offering of products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, including a growing network of 288 full service veterinary hospitals, our digital channel, and our flexible fulfillment options.

Our multicategory strategy integrates our digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Our e-commerce site and mobile app serve as hubs for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. The full value of our ecosystem can be realized through our Vital Care Premier membership program. From the nutrition and supplies pets need each day, to the services that keep them at optimal health, Vital Care Premier makes it easier and more affordable for pet parents to care for their pet’s whole health all in one place. Vital Care Premier memberships are at the top of our loyalty programs, followed by Vital Care Core and our perks programs that provide rewards for frequent purchasing.

We strive to be a company that is improving millions of pet lives as well as the lives of pet parents and the partners who work for us. In tandem with Petco Love, a life-changing independent nonprofit organization, we work with and support thousands of local animal welfare groups across the country and, through in-store adoption events, we have helped find homes for nearly 7 million animals.

Our product offering leverages a broad assortment of national, owned brand and exclusive merchandise, providing customers with a wide variety of nutritional options, including health-focused options free from artificial ingredients, complemented by a wide variety of pet care supplies and companion animals. While we offer pet parents a full spectrum of product choices, we maintain a number of premium products to address ongoing humanization and premiumization trends in the market. We integrate our product offering with our services business which includes veterinary care, grooming and training. Leveraging our experience in Vetco mobile clinics, we operate a network of full service, general practice veterinary hospitals complemented by prescription, and insurance offerings. We are increasingly linking our offerings with membership programs such as Vital Care Premier and pet health insurance in an effort to create deeper engagement with our customers, and with our Vital Care Core loyalty program members specifically, which members accounted for over 90% of transactions in fiscal 2023. Further enhancing the customer experience, our over 26,000 knowledgeable, passionate partners in our pet care centers provide important high-quality advice to our customers.

Macroeconomic factors, including rising interest rates, inflationary pressures, supply chain constraints, and global economic and geopolitical developments have had varying impacts on our results of operations, such as decreases in sales of discretionary items like supplies, that are difficult to isolate and quantify. We cannot predict the duration or ultimate severity of these macroeconomic factors or the ultimate impact on our operations and liquidity. For more information regarding certain risks associated with these macroeconomic factors, please refer to the risk factors in Part I, Item 1A, "Risk Factors" of this Form 10-K.

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

Pet Industry Trends

The U.S. pet care industry is large, serving millions of households with pets, and has exhibited steady growth driven by an increase in the pet population and trends in pet humanization and premiumization. Due to the essential, repeat nature of pet care, the industry has demonstrated resilience across economic cycles. However, during fiscal 2023, we observed a softening in discretionary spend and shifting consumer preferences for more value-centric products associated with the current inflationary macroeconomic environment. In response to this shifting demand, during fiscal 2023, we broadened our assortment to include more national brands and implemented strategic pricing actions to offer more balanced price points in an effort to appeal to a broader base of consumers.

Customer Pet Purchase Trends

Our multi-channel ecosystem is designed to support our customers regardless of how customers choose to shop for their pet care needs. As we saw the major purchase trend shift and grow into areas like e-commerce, services, and veterinary care, we actively invested to build capabilities and offerings to effectively capitalize on the opportunity. Our business will be impacted by our ability to continue to understand and timely react to changing customer purchase trends.

Customer Acquisition, Retention, and Spend

Our business is impacted by our ability to successfully attract new customers to any one of our channels, build their loyalty to encourage return visits, and expand their spend with Petco across multiple purchase channels (e.g., pet care centers, e-commerce, and services) and categories (e.g., pet food, supplies, and companion animals). This is the primary focus of our customer engagement efforts from digital, to performance marketing campaigns, to new product introductions, and to Petco partner cross- and up-selling activities in pet care centers. The ability to convert more of our customers to loyal, multi-channel shoppers will positively affect business performance.

Innovation and Transformation

We have made significant investments to support our innovation and business transformation strategies. These investments include: expansion of our veterinary footprint, digital and e-commerce integration and expansion; enhanced supply chain capacity including additional distribution centers; data analytical capabilities; and marketing and advertising.

While these investments provide a key foundation and help drive increased sales, ongoing performance of the business will depend on our ability to leverage our existing distribution network and pet care center locations for product delivery and fulfillment, including BOPUS, curbside pick-up, and same day delivery, and build upon and enhance these efforts.

Gross Margin and Expense Management

Our operating results are impacted by our ability to convert revenue growth into higher gross margin and operating margin. The sales mix related to consumables, supplies, and services, with services typically having lower gross margins (though attractive operating margins), as well as customer shopping preferences, impacts our gross margin results. We focus gross margin and expense management on achieving a balance between ensuring adequate resource spend to grow sales with attention to driving increased profitability. The business has successfully implemented cost optimization initiatives in the past and will continue to find opportunities to enhance profit margins and operate more efficiently in the future. In response to shifting consumer demand, in fiscal 2023 we broadened our assortment to include more national brand products, which are typically lower priced and less profitable. If sales of such products are not significant, we do not increase the average basket size of customers purchasing such products, or we are unsuccessful in transitioning such customers into higher margin products over time, then our profitability could be adversely affected.

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
•
payroll and benefit costs of pet groomers, trainers, veterinarians, and other direct costs of services; and

•
costs associated with operating our distribution centers including payroll and benefits, occupancy costs, and depreciation.

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

Goodwill and Indefinite-Lived Intangible Impairment

In connection with the fiscal 2015 acquisition by our Sponsors, we recorded goodwill of approximately $3.0 billion and an indefinite-lived trade name asset of $1.1 billion. We evaluate these assets for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter of fiscal 2023, we concluded indicators of impairment existed due to declines in the Company's share price, as well as current macroeconomic conditions, and performed an interim impairment test of our goodwill and indefinite-lived trade name, which resulted in a pre-tax goodwill impairment charge of $1,222.5 million. Please read the discussion of these assets under “Critical Accounting Policies and Estimates.”

Interest Expense

Our interest expense in fiscal 2021 was primarily associated with a term loan facility, and a revolving credit facility. On March 4, 2021, we borrowed $1,700.0 million under a new first lien term loan facility, repaid all outstanding principal and interest on the existing term loan facility, and replaced our existing revolving credit facility with a new revolving credit facility. Please read the discussion under “Liquidity and Capital Resources—Sources of Liquidity” for further information.

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

Our interest expense in fiscal 2023 was primarily associated with a first lien term loan facility, a revolving credit facility, and interest rate caps and collars. Throughout fiscal 2023, we entered into interest rate collar agreements to limit the maximum interest on a portion of our variable-rate debt and decrease our exposure to interest rate variability. Refer to the discussion under “Liquidity and Capital Resources—Sources of Liquidity” for further information.

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

Net Loss Attributable to Noncontrolling Interest

The noncontrolling interest represents 50% of the net loss of our veterinary joint venture, which was a variable interest entity for which we were deemed to be the primary beneficiary beginning in fiscal 2019 due to revisions made in the joint operating agreement. In May 2022, the Company completed the purchase of the remaining 50% of the issued and outstanding membership interests of the joint venture, which is now a wholly owned subsidiary of the Company.

Executive Summary

Comparing fiscal 2023 and fiscal 2022, our results included the following:

•
an increase in net sales from $6.04 billion to $6.26 billion, representing period-over-period growth of 3.6%;
•
comparable sales growth of 1.8%;
•
net loss attributable to Class A and B-1 common stockholders of $1,280.2 million impacted by goodwill impairment, compared to net income attributable to Class A and B-1 common stockholders of $90.8 million in the prior year; and
•
A decrease in Adjusted EBITDA from $530.8 million to $401.1 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales:
Products	$5,273,710	$5,230,515	$5,136,859
Services and other	981,574	805,452	670,290
Total net sales	6,255,284	6,035,967	5,807,149
Cost of sales:
Products	3,269,628	3,035,249	2,875,313
Services and other	631,821	573,611	505,226
Total cost of sales	3,901,449	3,608,860	3,380,539
Gross profit	2,353,835	2,427,107	2,426,610
Selling, general and administrative expenses	2,311,625	2,201,548	2,160,539
Goodwill impairment	1,222,524	—	—
Operating (loss) income	(1,180,314)	225,559	266,071
Interest income	(3,405)	(1,032)	(62)
Interest expense	150,909	101,643	77,397
Loss on extinguishment and modification of debt	920	—	20,838
Other non-operating (income) loss	(4,727)	12,667	(34,497)
(Loss) income before income taxes and income from equity method investees	(1,324,011)	112,281	202,395
Income tax (benefit) expense	(27,613)	35,347	53,473
Income from equity method investees	(16,188)	(12,976)	(10,883)
Net (loss) income	(1,280,210)	89,910	159,805
Net loss attributable to noncontrolling interest	—	(891)	(4,612)
Net (loss) income attributable to Class A and B-1 common stockholders	$(1,280,210)	$90,801	$164,417

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales:
Products	84.3%	86.7%	88.5%
Services and other	15.7	13.3	11.5
Total net sales	100.0	100.0	100.0
Cost of sales:
Products	52.3	50.3	49.5
Services and other	10.1	9.5	8.7
Total cost of sales	62.4	59.8	58.2
Gross profit	37.6	40.2	41.8
Selling, general and administrative expenses	37.0	36.5	37.2
Goodwill impairment	19.5	—	—
Operating (loss) income	(18.9)	3.7	4.6
Interest income	(0.1)	(0.0)	(0.0)
Interest expense	2.5	1.6	1.3
Loss on extinguishment and modification of debt	0.0	—	0.4
Other non-operating (income) loss	(0.1)	0.2	(0.6)
(Loss) income before income taxes and income from equity method investees	(21.2)	1.9	3.5
Income tax (benefit) expense	(0.4)	0.6	0.9
Income from equity method investees	(0.3)	(0.2)	(0.2)
Net (loss) income	(20.5)	1.5	2.8
Net loss attributable to noncontrolling interest	—	0.0	0.0
Net (loss) income attributable to Class A and B-1 common stockholders	(20.5)%	1.5%	2.8%

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)	(52 weeks)	(52 weeks)
Operational Data:
Comparable sales increase	1.8%	4.5%	18.9%
Total pet care centers (U.S. and Puerto Rico) at end of period	1,423	1,430	1,433
Total veterinarian practices at end of period	288	247	197

Fiscal 2023 (53 weeks) Compared with Fiscal 2022 (52 weeks)

Net Sales and Comparable Sales

	Fiscal years ended
(dollars in thousands)	February 3, 2024	January 28, 2023	$ Change	% Change
Consumables	$3,063,845	$2,859,602	$204,243	7.1%
Supplies and companion animals	2,209,865	2,370,913	(161,048)	(6.8%)
Services and other	981,574	805,452	176,122	21.9%
Net sales	$6,255,284	$6,035,967	$219,317	3.6%

Net sales increased $219.3 million, or 3.6%, to $6.26 billion in fiscal 2023 compared to net sales of $6.04 billion in fiscal 2022, driven by a 1.8% increase in our comparable sales and an increase of $116.6 million as a result of the 53rd week in fiscal 2023. We continue to experience momentum in consumables and services, although we have also experienced a decrease in supplies and companion animal sales driven by softening in discretionary spend associated with the current inflationary macroeconomic environment.

The increase in consumables sales between the periods was driven in part by our strategic investments in customer acquisition and retention, and our investment in bringing additional brands into our consumables assortment. The decrease in supplies and companion animal sales is due to a decrease in spending on certain non-essential items. The increase in services and other was due to growth in our membership offerings including Vital Care Premier and Vital Care Core, and growth in our grooming services and veterinary business in which we now operate 288 veterinary hospitals – an increase of 41 over the prior year.

In fiscal 2023, pet care center merchandise revenue increased 1.0%, which partially offset the impact of lower discretionary purchasing in supplies and companion animals. Our e-commerce and digital sales increased 8.5% from fiscal 2022 to fiscal 2023, driven by strength in our digital pharmacy and repeat customers. Service-related sales, which include veterinary hospitals, increased 15.3%, reflecting expansion and maturity of our veterinary hospital footprint and growth in our veterinary and grooming business.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

Gross profit decreased $73.3 million, or 3.0%, to $2.35 billion in fiscal 2023 compared to gross profit of $2.43 billion for fiscal 2022. As a percentage of sales, our gross profit rate was 37.6% for fiscal 2023 compared to 40.2% for fiscal 2022. The decrease in gross profit rate was primarily due to the mix impact of higher consumables sales and softer supplies and companion animal sales as well as investments made in bringing additional brands into our consumables assortment. Sales channel impacts driven by strength in our digital and services business (which includes the vet business) also contributed to the decrease in gross profit rate. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative Expenses

SG&A expenses increased $110.1 million, or 5.0%, to $2.31 billion for fiscal 2023 compared to $2.20 billion for fiscal 2022. As a percentage of net sales, SG&A expenses increased from 36.5% in fiscal 2022 to 37.0% in fiscal 2023. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people. The increase included higher payroll and fringe benefits, store occupancy costs, and equity-based compensation expense driven by additional awards issued throughout the past year.

Goodwill Impairment

In fiscal 2023, the Company recorded a pre-tax goodwill impairment charge of $1.22 billion as a result of performing an interim impairment test in the third quarter of fiscal 2023 due to the identification of certain triggering events. For more information on this charge, refer to Note 6, "Goodwill," to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this of this Annual Report on Form 10-K.

Interest Expense

Interest expense increased $49.3 million, or 48.5%, to $150.9 million in fiscal 2023 compared with $101.6 million in fiscal 2022. The increase was primarily driven by higher interest rates on the First Lien Term Loan. For more information refer to Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Loss on Extinguishment and Modification of Debt

In fiscal 2023, the Company recognized $0.9 million of losses on partial extinguishment of debt. This loss was recognized in conjunction with the $35.0 million, $25.0 million and $15.0 million repayments on the First Lien Term Loan in March 2023, May 2023 and August 2023, respectively. In fiscal 2022, the Company did not recognize any losses on extinguishment or modification of debt. In fiscal 2021, the Company recognized $20.8 million of losses on the March 2021 refinancing of the Amended Term Loan Facility and Amended Revolving Credit Facility. For more information regarding these activities, refer to Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Non-Operating (Income) Loss

Other non-operating income was $4.7 million and other non-operating loss was $12.7 million for fiscal 2023 and fiscal 2022, respectively. These gains and losses related to remeasurements of the fair value of the Company's investment in Rover Group, Inc., which began after the consummation of its merger with a publicly traded special purpose acquisition company in fiscal 2021. In fiscal 2023, the Company sold its interest in Rover Group, Inc. For more information refer to Note 9, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Income Tax (Benefit) Expense

Our effective tax rate was 2.1% for fiscal 2023, resulting in income tax benefit of $27.6 million, compared to an effective tax rate of 28.0% and income tax expense of $35.3 million for fiscal 2022. The decrease in effective tax rate in fiscal 2023 as compared to fiscal 2022 is primarily driven by non-deductible goodwill impaired during the third quarter of fiscal 2023, in addition to a shortfall in tax deductions resulting from the exercise and vesting of equity-based compensation awards.

Net Income (Loss) Attributable to Class A and B-1 Common Stockholders

Net loss attributable to Class A and B-1 common stockholders was $(1,280.2) million for fiscal 2023 compared with a net income attributable to Class A and B-1 common stockholders of $90.8 million for fiscal 2022. The decline period-over-period was primarily driven by a goodwill impairment charge of $1,222.5 million, higher SG&A costs of $110.1 million, higher interest expense of $49.3 million, offset partially by a $17.4 million change in the remeasurement of our investment in Rover Group, Inc.

Prior Year Discussion of Results and Comparisons

For information on fiscal 2022 results and similar comparisons, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our previous Annual Report on Form 10-K filed with the SEC on March 28, 2023.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
(dollars in thousands)	(53 weeks)	(52 weeks)	(52 weeks)
Net (loss) income attributable to Class A and B-1 common stockholders	$(1,280,210)	$90,801	$164,417
Interest expense, net	147,504	100,611	77,335
Income tax (benefit) expense	(27,613)	35,347	53,473
Depreciation and amortization	200,782	193,828	172,431
Income from equity method investees	(16,188)	(12,976)	(10,883)
Loss on extinguishment and modification of debt	920	—	20,838
Goodwill impairment	1,222,524	—	—
Asset impairments and write offs	2,833	1,992	10,918
Equity-based compensation expense	81,859	60,784	49,265
Other non-operating (income) loss	(4,727)	12,667	(34,497)
Mexico joint venture EBITDA (1)	38,226	29,584	26,837
Acquisition-related integration costs (2)	—	15,314	—
Other costs (3)	35,193	2,817	18,235
Adjusted EBITDA	$401,103	$530,769	$548,369
Net sales	$6,255,284	$6,035,967	$5,807,149
Net margin (4)	(20.5)%	1.5%	2.8%
Adjusted EBITDA Margin	6.4%	8.8%	9.4%

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

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
(dollars in thousands)	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$32,375	$24,757	$21,773
Depreciation	26,141	19,820	15,679
Income tax expense	11,449	9,409	11,390
Foreign currency loss (gain)	1,520	(268)	(431)
Interest expense, net	4,966	5,449	5,263
EBITDA	$76,451	$59,167	$53,674
50% of EBITDA	$38,226	$29,584	$26,837

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
(dollars in thousands)	(53 weeks)	(52 weeks)	(52 weeks)
Net cash provided by operating activities	$215,719	$346,003	$358,215
Cash paid for fixed assets	(225,598)	(278,020)	(239,110)
Free Cash Flow	$(9,879)	$67,983	$119,105

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of February 3, 2024 was $572.0 million inclusive of cash and cash equivalents of $125.4 million and $446.6 million of availability on the ABL Revolving Credit Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the ABL Revolving Credit Facility, will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of February 3, 2024, while others are considered future obligations. Our contractual obligations primarily consist of operating leases and long-term debt and related interest payments. We also enter certain short-term lease commitments, letters of credit and purchase obligations in the normal course of business. Refer to Note 5, “Leases,” and Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for amounts outstanding as of February 3, 2024 related to operating leases and debt, respectively. Refer also to further discussion on our debt refinancing transaction in “Sources of Liquidity” below.

Purchase obligations and commitments consist of open purchase orders, non-cancellable commitments for information technology, marketing and other products and services used in the normal course of business as well as our commitment for naming rights to the baseball stadium. As of February 3, 2024, our purchase obligations and commitments were $349.0 million of which $281.1 million is considered short-term.

Cash Flows

The following table summarizes our consolidated cash flows:

	Fiscal years ended
(dollars in thousands)	February 3, 2024	January 28, 2023	January 29, 2022
	(52 weeks)	(52 weeks)	(52 weeks)
Total cash provided by (used in):
Operating activities	$215,719	$346,003	$358,215
Investing activities	(207,445)	(320,324)	(237,083)
Financing activities	(85,352)	(33,842)	(18,782)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(77,078)	$(8,163)	$102,350

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

Net cash provided by operating activities was $215.7 million in fiscal 2023 compared with net cash provided by operating activities of $346.0 million in fiscal 2022. The decrease in operating cash flow was driven by an increase in cash paid for inventory, higher payroll and fringe benefits as well as increases in cash paid for interest and operating leases. This was partially offset by an increase in sales, effective management of accounts payable, and lower payouts of prior year accrued incentive bonuses.

Net cash provided by operating activities was $346.0 million in fiscal 2022 compared with $358.2 million in fiscal 2021. The decrease in operating cash flow was due to lower operating income, higher interest payments, higher cash paid for payroll and fringe as well as payouts of prior year accrued incentive bonuses. This was partially offset by lower cash paid for advertising and lower cash payments on operating leases due to the timing of rent payments.

Investing Activities

Net cash used in investing activities was $207.4 million, $320.3 million, and $237.1 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively, and consisted primarily of capital expenditures supporting our growth and initiatives.

The decrease in capital expenditures between fiscal 2023 and fiscal 2022 was primarily driven by reductions in capital spend partially offset by proceeds received from the sale of our investment in Rover Group, Inc. Additionally, in fiscal 2022, we paid $35.0 million for the remaining 50% stake in our veterinary joint venture. In fiscal 2024, we expect to spend approximately $140 million in capital expenditures, reflecting fewer anticipated hospital build-outs and a balanced approach between focused investments and cash flow.

The increase in capital expenditures between fiscal 2022 and fiscal 2021 was primarily due to the build-out of our veterinary hospitals, innovation, capital expenditures for our new distribution centers and enhanced supply chain capacity in response to our sales growth.

Capital expenditures by category during the periods set forth below are as follows:

	Fiscal years ended
(dollars in thousands)	February 3, 2024	January 28, 2023	January 29, 2022
New and existing pet care center locations	$121,815	$146,432	$140,721
Digital and information technology	70,598	78,611	57,319
Supply chain and other	33,185	52,977	41,070
Total capital expenditures	$225,598	$278,020	$239,110

Financing Activities

Net cash used in financing activities was $85.4 million for fiscal 2023, compared with $33.8 million used in financing activities in fiscal 2022 and $18.8 million used in financing activities in fiscal 2021.

Financing cash flows in fiscal 2023 primarily consisted of $75.0 million in principal repayments on the term loan, borrowings and repayments under the ABL Revolving Credit Facility, and payments for tax withholdings on stock-based awards.

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

In March 2024, the Company amended the ABL Revolving Credit Facility, which now consists of two tranches, to increase its total availability from $500.0 million to $581.0 million and extend the maturity on a portion of this availability. The first tranche has availability of up to $35.0 million, subject to a borrowing base, maturing on March 4, 2026. The second tranche has availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029. Interest on the ABL Revolving Credit Facility is now based on, at the Company's option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin. All other key terms of the ABL Revolving Credit Facility remained unchanged.

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

In December 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar becomes effective December 31, 2024 and expires on December 31, 2026.

In March 2024, the Company entered into two interest rate collar agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collars become effective on December 31, 2024 and expire on December 31, 2026.

For more information regarding derivative instruments, refer to Note 8, “Derivative Instruments,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We have not made any material changes in our methodology used to establish our inventory valuation and shrink reserves during the past three fiscal years, and we have not had material adjustments between our estimated shrinkage percentages and actual results. A 10% difference in our actual valuation reserve at February 3, 2024 would have affected pre-tax loss by $1.6 million in fiscal 2023. Additionally, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to calculate our shrink reserve. However, if estimates of losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual shrink reserve at February 3, 2024 would have affected pre-tax loss by $3.5 million in fiscal 2023.

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

We establish a deferral for vendor income that is earned but not yet received and record the deferral as a reduction to merchandise inventory. The majority of the year-end vendor income deferrals are collected within the following fiscal quarter, and we do not believe there is reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income deferral have not been material. A 10% difference in our vendor income deferred at February 3, 2024 would have affected pre-tax loss by $2.3 million in fiscal 2023.

We have not made any material changes in the accounting methodology we use to assess vendor allowances during the past three fiscal years.

Long-lived Assets

Long-lived assets, other than goodwill and intangible assets, which are separately discussed below, are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets are reviewed for impairment at the lowest level of identifiable cash flows, and are not recoverable if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset (or group of assets) exceeds its fair value, with fair value determined based on the income approach.

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

If management’s assessment of qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is performed. We also have the option to bypass the qualitative assessment described above and proceed directly to the quantitative assessment, where we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of our net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference. In cases where a quantitative test is performed, the fair value of our reporting unit is estimated using the assistance of a third-party valuation firm. If a quantitative assessment is performed, the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by reviewing transactional and financial data of publicly traded companies. The assumptions used in the impairment analysis are inherently subject to uncertainty and small changes in these assumptions could have a significant impact on the concluded value. The Company's market capitalization is also considered as part of the analysis, in order to further validate the reasonableness of the fair values concluded for the reporting unit. Factors that may trigger an interim impairment test may include, but are not limited to, current economic and market conditions or a significant decline in the Company's stock price and market capitalization compared to net book value.

We have not made any material changes in the accounting methodology we use to assess goodwill impairment losses during the past three fiscal years.

Indefinite-lived trade name

We consider the Petco trade name to be an indefinite-lived intangible asset, as we currently anticipate that this trade name will contribute cash flows to us indefinitely. We perform our annual impairment test during the fourth quarter of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Management has the option to first perform a qualitative assessment of its trade name asset to determine whether it is necessary to perform a quantitative impairment test. We also have the option to bypass the qualitative assessment described above and proceed directly to quantitative assessment.

In cases where a quantitative test is performed, the fair value of our trade name is estimated using the assistance of a third-party valuation firm. Factors that may trigger an interim impairment test may include, but are not limited to, a significant decline in the Company's stock price and market capitalization compared to net book value, or changes in the pattern of utilization of the intangible asset. Significant assumptions used in the determination of fair value of the trade name generally include prospective financial information, growth rates, discount rates and comparable multiples from publicly traded companies in similar industries. An impairment charge is recorded for the amount by which the carrying amount of the trade name exceeds its fair value.

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

We are required to make assumptions and to apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. There were no significant changes to the self-insurance reserves during the past three years other than routine current period activity. A 10% change in our self-insurance reserves at February 3, 2024 would have affected pre-tax loss by $8.9 million in fiscal 2023.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of February 3, 2024, we had $1,595.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of February 3, 2024 would have increased annual cash interest in the aggregate by approximately $16.2 million. For information regarding the cash flow hedge agreements that we entered into to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, please refer to the section defined within Liquidity and Capital Resources in Part II, Item 7, "Derivative Instruments" of this Form 10-K.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of February 3, 2024, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business.

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

Item 8. Financial Statements and Supplementary Data.

PETCO HEALTH AND WELLNESS COMPANY, INC.

PETCO HEALTH AND WELLNESS COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Petco Health and Wellness Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petco Health and Wellness Company, Inc. (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated April 2, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of these critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

To test the recorded amount of vendor allowances, for a sample of vendor contracts, we tested whether the recorded amounts were consistent with the nature of the contractual arrangement and evaluated whether the allowances had been earned as of February 3, 2024, were appropriately recorded in the statement of operations, and were appropriately classified as a reduction of cost of sales based on the contractual terms. For a sample of vendor arrangements, we confirmed the terms of the agreement directly with the vendor.

Goodwill and trade name impairment
Description of the Matter

At February 3, 2024, the Company’s goodwill was $1.0 billion and trade name was $1.0 billion, net of accumulated impairment. As discussed in Note 6 to the consolidated financial statements, goodwill and trade name are tested for impairment on an annual basis during the fourth quarter, or more frequently if events occur that indicate the estimated fair value of the reporting unit and trade name may no longer exceed their carrying amounts. During the third quarter of fiscal 2023, the Company identified indicators of impairment and performed an impairment test which resulted in a $1.2 billion impairment of goodwill and no impairment of the trade name. During the fourth quarter of fiscal 2023, no additional impairment was recorded to goodwill or trade name.

Auditing the Company’s impairment test was complex and required significant judgment in testing the estimates of fair value of the reporting unit and trade name. For goodwill, the fair value estimate was sensitive to assumptions such as forecasted net sales growth rates, operating income margin, and weighted average cost of capital (“WACC”). For trade name, the fair value estimate was sensitive to assumptions such as net sales growth rates, royalty rate, and discount rate. These assumptions are affected by management’s expectations about future market or economic conditions, as well as Company specific strategic initiatives. Evaluating comparable market-based information, including assessing the control premium implied by a comparison of management’s discounted financial projections to the Company’s market capitalization required subjective and challenging auditor judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and trade name impairment review process, including controls over management’s review of the significant assumptions described above. We also tested controls over management’s review of the data used in its valuation models.

To test the estimated fair value of the Company’s reporting unit and trade name, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to assist in reviewing the valuation methodologies and testing the royalty rate, WACC, and discount rate. We also performed sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of the reporting unit and trade name. In addition, we tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company and evaluated the implied control premium relative to a range of control premiums on observed transactions of comparable companies.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Diego, California

April 2, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Petco Health and Wellness Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Petco Health and Wellness Company, Inc.’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Petco Health and Wellness Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and our report dated April 2, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

April 2, 2024

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 3, 2024	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$125,428	$201,901
Receivables, less allowance for credit losses ($1,806 and $952, respectively)	44,369	49,580
Merchandise inventories, net	684,502	652,430
Prepaid expenses	58,615	51,274
Other current assets	38,830	60,809
Total current assets	951,744	1,015,994
Fixed assets, net	816,367	803,327
Operating lease right-of-use assets	1,384,050	1,397,761
Goodwill	980,297	2,193,941
Trade name	1,025,000	1,025,000
Other long-term assets	205,694	176,806
Total assets	$5,363,152	$6,612,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$485,131	$381,213
Accrued salaries and employee benefits	101,265	89,929
Accrued expenses and other liabilities	200,278	217,556
Current portion of operating lease liabilities	310,507	309,766
Current portion of long-term debt and other lease liabilities	15,962	22,794
Total current liabilities	1,113,143	1,021,258
Senior secured credit facilities, net, excluding current portion	1,576,223	1,628,331
Operating lease liabilities, excluding current portion	1,116,615	1,148,155
Deferred taxes, net	251,629	303,121
Other long-term liabilities	121,113	130,487
Total liabilities	4,178,723	4,231,352
Commitments and contingencies (Notes 7 and 14)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 231.2 million and 228.3 million shares, respectively	231	228
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,229,582	2,152,342
(Accumulated deficit) retained earnings	(1,047,243)	232,967
Accumulated other comprehensive income (loss)	1,821	(4,098)
Total stockholders’ equity	1,184,429	2,381,477
Total liabilities and stockholders’ equity	$5,363,152	$6,612,829

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales:
Products	$5,273,710	$5,230,515	$5,136,859
Services and other	981,574	805,452	670,290
Total net sales	6,255,284	6,035,967	5,807,149
Cost of sales:
Products	3,269,628	3,035,249	2,875,313
Services and other	631,821	573,611	505,226
Total cost of sales	3,901,449	3,608,860	3,380,539
Gross profit	2,353,835	2,427,107	2,426,610
Selling, general and administrative expenses	2,311,625	2,201,548	2,160,539
Goodwill impairment	1,222,524	—	—
Operating (loss) income	(1,180,314)	225,559	266,071
Interest income	(3,405)	(1,032)	(62)
Interest expense	150,909	101,643	77,397
Loss on extinguishment and modification of debt	920	—	20,838
Other non-operating (income) loss	(4,727)	12,667	(34,497)
(Loss) income before income taxes and income from equity method investees	(1,324,011)	112,281	202,395
Income tax (benefit) expense	(27,613)	35,347	53,473
Income from equity method investees	(16,188)	(12,976)	(10,883)
Net (loss) income	(1,280,210)	89,910	159,805
Net loss attributable to noncontrolling interest	—	(891)	(4,612)
Net (loss) income attributable to Class A and B-1 common stockholders	$(1,280,210)	$90,801	$164,417

Net (loss) income per Class A and B-1 common share:
Basic	$(4.78)	$0.34	$0.62
Diluted	$(4.78)	$0.34	$0.62

Weighted average shares used in computing net (loss) income per Class A and B-1 common share:
Basic	267,549	265,522	264,261
Diluted	267,549	265,951	265,338

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)	(52 weeks)	(52 weeks)
Net (loss) income	$(1,280,210)	$89,910	$159,805
Net loss attributable to noncontrolling interest	—	(891)	(4,612)
Net (loss) income attributable to Class A and B-1 common stockholders	(1,280,210)	90,801	164,417

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,534	194	(963)
Unrealized gain (loss) on derivatives	752	(2,180)	—
(Gains) losses on derivatives reclassified to income	(367)	126	—
Total other comprehensive income (loss), net of tax	5,919	(1,860)	(963)

Comprehensive (loss) income	(1,274,291)	88,050	158,842
Comprehensive loss attributable to noncontrolling interest	—	(891)	(4,612)
Comprehensive (loss) income attributable to Class A and B-1 common stockholders	$(1,274,291)	$88,941	$163,454

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	(Accumulated deficit) Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 30, 2021	226,424	37,791	37,791	$264	$2,092,110	$(22,251)	$(1,275)	$2,068,848	$(13,583)	$2,055,265
Equity-based compensation expense (Note 11)	—	—	—	—	45,603	—	—	45,603	—	45,603
Net income	—	—	—	—	—	164,417	—	164,417	(4,612)	159,805
Foreign currency translation adjustment, net of tax of $(337)	—	—	—	—	—	—	(963)	(963)	—	(963)
Issuance of restricted stock awards	55	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of tax withholdings	708	—	—	1	(3,892)	—	—	(3,891)	—	(3,891)
Balance at January 29, 2022	227,187	37,791	37,791	$265	$2,133,821	$142,166	$(2,238)	$2,274,014	$(18,195)	$2,255,819
Equity-based compensation expense (Note 11)	—	—	—	—	61,355	—	—	61,355	—	61,355
Net income	—	—	—	—	—	90,801	—	90,801	(891)	89,910
Foreign currency translation adjustment, net of tax of $71	—	—	—	—	—	—	194	194	—	194
Unrealized loss on derivatives, net of tax of $(714) (Note 8)	—	—	—	—	—	—	(2,180)	(2,180)	—	(2,180)
Losses on derivatives reclassified to income, net of tax of $42 (Note 8)	—	—	—	—	—	—	126	126	—	126
Investment in veterinary joint venture, net of tax of $(13,774) (Note 1)	—	—	—	—	(40,312)	—	—	(40,312)	19,086	(21,226)
Issuance of common stock, net of tax withholdings	1,151	—	—	1	(2,522)	—	—	(2,521)	—	(2,521)
Balance at January 28, 2023	228,338	37,791	37,791	$266	$2,152,342	$232,967	$(4,098)	$2,381,477	$—	$2,381,477
Equity-based compensation expense (Note 11)	—	—	—	—	82,680	—	—	82,680	—	82,680
Net loss	—	—	—	—	—	(1,280,210)	—	(1,280,210)	—	(1,280,210)
Foreign currency translation adjustment, net of tax of $1,932	—	—	—	—	—	—	5,534	5,534	—	5,534
Unrealized gain on derivatives, net of tax of $246 (Note 8)	—	—	—	—	—	—	752	752	—	752
Gains on derivatives reclassified to income, net of tax of $(120) (Note 8)	—	—	—	—	—	—	(367)	(367)	—	(367)
Issuance of common stock, net of tax withholdings	2,818	—	—	3	(5,440)	—	—	(5,437)	—	(5,437)
Balance at February 3, 2024	231,156	37,791	37,791	$269	$2,229,582	$(1,047,243)	$1,821	$1,184,429	$—	$1,184,429

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net (loss) income	$(1,280,210)	$89,910	$159,805
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	200,782	193,828	172,431
Amortization of debt discounts and issuance costs	4,972	4,940	5,796
Provision for deferred taxes	(53,549)	(893)	37,741
Equity-based compensation expense	81,859	60,784	49,265
Impairments, write-offs and losses on sale of fixed and other assets	2,833	1,992	10,918
Loss on extinguishment and modification of debt	920	—	20,838
Income from equity method investees	(16,188)	(12,976)	(10,883)
Amounts reclassified out of accumulated other comprehensive (loss) income (Note 8)	(488)	168	—
Goodwill impairment	1,222,524	—	—
Non-cash operating lease costs	429,056	422,792	422,465
Other non-operating (income) loss	(4,727)	12,667	(34,497)
Changes in assets and liabilities:
Receivables	5,211	6,038	(13,791)
Merchandise inventories	(32,072)	22,681	(136,404)
Prepaid expenses and other assets	(8,009)	(5,933)	(17,664)
Accounts payable and book overdrafts	103,919	(22,763)	71,775
Accrued salaries and employee benefits	11,347	(51,427)	10,679
Accrued expenses and other liabilities	(8,495)	13,616	42,899
Operating lease liabilities	(446,981)	(386,259)	(418,210)
Other long-term liabilities	3,015	(3,162)	(14,948)
Net cash provided by operating activities	215,719	346,003	358,215
Cash flows from investing activities:
Cash paid for fixed assets	(225,598)	(278,020)	(239,110)
Cash paid for acquisitions, net of cash acquired (Note 3)	(6,725)	(9,640)	(4,334)
Cash paid for interest in veterinary joint venture (Note 1)	—	(35,000)	—
Proceeds from investments	24,878	—	6,135
Proceeds from sale of assets	—	2,336	226
Net cash used in investing activities	(207,445)	(320,324)	(237,083)
Cash flows from financing activities:
Borrowings under long-term debt agreements	273,000	123,000	1,700,000
Repayments of long-term debt	(348,000)	(140,000)	(1,690,861)
Debt refinancing costs	—	—	(24,665)
Payments for finance lease liabilities	(5,925)	(5,083)	(3,564)
Proceeds from employee stock purchase plan and stock option exercises	4,223	3,796	4,185
Tax withholdings on stock-based awards	(8,650)	(15,555)	(33)
Payment of offering costs	—	—	(3,844)
Net cash used in financing activities	(85,352)	(33,842)	(18,782)
Net (decrease) increase in cash, cash equivalents and restricted cash	(77,078)	(8,163)	102,350
Cash, cash equivalents and restricted cash at beginning of year	213,727	221,890	119,540
Cash, cash equivalents and restricted cash at end of year	$136,649	$213,727	$221,890
Supplemental cash flow disclosures:
Interest paid, net	$142,114	$89,285	$64,545
Capitalized interest	$1,260	$1,480	$1,003
Income taxes paid	$32,192	$14,443	$16,092
Supplemental non-cash investing and financing activities disclosures:
Accounts payable and accrued expenses for capital expenditures	$18,888	$29,051	$36,935
Accrued tax withholdings on stock-based awards	$809	$—	$6,552

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Petco Health and Wellness Company, Inc. (together with its consolidated subsidiaries, the “Company”) is a pet health and wellness company focused on improving the lives of pets, pet parents, and its own partners with 1,423 pet care centers in 50 states, the District of Columbia and Puerto Rico as of February 3, 2024. The Company also offers an expanded range of consumables, supplies, and services through its www.petco.com website and mobile app.

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

Common Stock

In January 2021, all of the Company’s Common Series A Units, Common Series B Units, and Common Series C Units were contributed from Scooby LP to a newly formed and wholly owned subsidiary, Scooby Aggregator, LP. The Company then converted to a Delaware corporation pursuant to a statutory conversion and changed its name to Petco Health and Wellness Company, Inc.

In connection with the conversion and immediately prior to the Company’s initial public offering, all outstanding membership units were converted into shares of newly-issued Class A common stock, Class B-1 common stock, and Class B-2 common stock.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2023 refer to the fiscal year that began on January 29, 2023 and ended on February 3, 2024. Fiscal 2023 included 53 weeks and fiscal 2022 and 2021 included 52 weeks.

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

Cash and Cash Equivalents

Cash equivalents represent all liquid investments with original maturities of three months or less and include money market mutual funds. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Included in the Company’s cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $40.0 million and $40.0 million at February 3, 2024 and January 28, 2023, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows. Restricted cash is held in a trust used for certain employee benefit costs.

	February 3, 2024	January 28, 2023
Cash and cash equivalents	$125,428	$201,901
Restricted cash included in other current assets	11,221	11,826
Total cash, cash equivalents and restricted cash in the statement of cash flows	$136,649	$213,727

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $74.4 million and $27.4 million at February 3, 2024 and January 28, 2023, respectively, and are reflected in accounts payable and book overdrafts in the consolidated balance sheets.

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

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is not amortized. The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. The Company has the option to first perform a qualitative assessment of its goodwill to determine whether it is necessary to perform a quantitative impairment test. If the Company concludes it is more likely than not that its goodwill is impaired, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting unit to the fair value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized not exceeding the total amount of goodwill allocated to that reporting unit. The Company has one reporting unit. In cases where the quantitative test is performed, the fair value of the Company’s reporting unit is estimated by management with the assistance of a third party valuation firm. Significant assumptions used in the determination of fair value of the reporting unit generally include prospective financial information, discount rates, terminal growth rates and earnings multiples.

Trade Name

The Company’s trade name has an indefinite life. The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. The Company also has the option to first perform a qualitative assessment of its trade name to determine whether it is necessary to perform a quantitative impairment test. In cases where the quantitative test is performed, the fair value of the Company’s trade name is estimated by management with the assistance of a third party valuation firm. Significant assumptions used in the determination of fair value of the trade name generally include prospective financial information, growth rates, discount rates and comparable multiples from publicly traded companies in similar industries. An impairment charge is recorded for the amount by which the carrying amount of the trade name exceeds its fair value.

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

The Mexico joint venture purchases certain inventory items and pet care center assets from the Company. The Company also receives royalties from the Mexico joint venture for the use of its trademarks. Revenues generated from these transactions were not material in fiscal 2023, 2022, and 2021. The cumulative unrealized foreign currency adjustment on the translation of the Company’s investment in the joint venture is recorded in accumulated other comprehensive income (“AOCI”), net of tax in the consolidated balance sheets.

The Company consolidates variable interest entities (“VIEs”) where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company previously held a 50% investment in a joint venture with a domestic partner to build and operate veterinary clinics in Petco locations. The joint venture was a VIE for which the Company was the primary beneficiary. Under the amended agreement, the domestic partner provided certain management and support services to the joint venture. These services included administrative, financial reporting, compliance, and technology support services in connection with the operation and growth of the joint venture. As compensation for these services, the joint venture paid the domestic partner a quarterly joint venture management fee equal to a portion of clinic revenues, subject to a minimum fixed fee. The Company incurred and recorded $0.7 million and $2.5 million of joint venture management fees under this agreement in fiscal 2022 and 2021, respectively, which were included in selling, general and administrative expenses in the consolidated statements of operations. In May 2022, the Company completed the purchase of the remaining 50% of the issued and outstanding membership interests of the joint venture, which is now a wholly owned subsidiary of the Company, for cash consideration of $35.0 million. Direct transaction costs related to this purchase were not material.

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

Refer to Notes 7, 8 and 9 for fair value disclosures for the senior secured term credit facilities, derivatives, and other types of assets and liabilities measured at fair value, respectively.

Self-Insurance Reserves

The Company is self-insured for workers’ compensation, general, auto liability and employee-related health care benefits, a portion of which is paid by the Company’s employees. Additionally, the Company has insurance coverage to limit its exposure above a per occurrence retention limit. These insurance policies have stated maximum coverage limits after which the Company bears the risk of loss. The Company determines the related liabilities using a number of factors including historical experience and trends related to claims and payments, information provided by the Company’s insurance brokers and actuaries, an estimate of incurred but not reported claims and industry experience and trends. Estimates of future claim costs for workers’ compensation, general, auto liability and employee-related health care benefits are recorded on an undiscounted basis. All estimates of ultimate loss and loss adjustment expense and resulting reserves are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the reporting of an occurrence of an incident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. The Company reports self-insurance liabilities gross of insurance recoveries. As of February 3, 2024, insurance recoveries of $6.5 million and $14.9 million were recorded in other current assets and other long-term assets, respectively. As of January 28, 2023, insurance recoveries of $7.0 million and $16.4 million were recorded in other current assets and other long-term assets, respectively.

Self-insurance reserves are reflected in the consolidated balance sheets as follows (in thousands):

	February 3, 2024	January 28, 2023
Current:
Workers’ compensation and employee-related health care benefits	$26,996	$27,175
General and auto liability reserves	6,703	5,678
	$33,699	$32,853
Non-current:
Workers’ compensation reserve	$39,854	$40,336
General and auto liability reserves	15,626	12,444
	$55,480	$52,780

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
•
Payroll and benefit costs of pet groomers, trainers, veterinarians and other direct costs of services; and
•
Costs associated with operating the Company’s distribution centers including payroll and benefits, occupancy costs, and depreciation

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following types of expenses:

•
Payroll and benefit costs of pet care center and corporate employees;
•
Occupancy and operating costs of pet care center and corporate facilities;
•
Depreciation and amortization related to pet care center and corporate assets;
•
Credit card fees;
•
Store pre-opening and remodeling costs;

•
Advertising costs; and
•
Other selling and administrative costs

Advertising Expenses

The Company records advertising expense as incurred and classifies advertising costs within selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising expenses, net of cooperative advertising reimbursements, were $194.4 million, $203.7 million, and $227.9 million for fiscal 2023, 2022, and 2021, respectively. Vendor cooperative advertising reimbursements were not material in fiscal 2023. Vendor cooperative advertising reimbursements reduced total advertising expense by $10.0 million and $32.5 million for fiscal 2022 and 2021, respectively.

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

The Company records contractual obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred. These obligations arise from certain leases and primarily relate to the cost of removing leasehold improvements and certain fixtures from such lease sites and restoring the sites to their original condition. Upon initial recognition of the liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the estimated useful life of the asset. Activity related to these obligations in fiscal 2023, 2022, and 2021 was not material. The Company’s asset retirement obligation was $5.9 million and $6.2 million at February 3, 2024 and January 28, 2023, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Valuation allowances, if any, are recorded against net deferred tax assets when it is considered more likely than not that some portion or all of a deferred tax asset may not be recoverable. Refer to Note 12 for further disclosures of the Company’s income taxes.

Management regularly evaluates the likelihood of recognizing the benefit for income tax positions it has taken in various federal and state filings by considering relevant facts, circumstances and information available. The authoritative guidance clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold for recognizing the benefit of a tax position is that such position is more likely than not to be sustained upon examination by the taxing authority, including resolution of any related appeals or litigation processes, and is based on the technical merits of the position.

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the vesting period of the award, which is also the requisite service period, based upon the corresponding vesting method and probability of vesting (Note 11). The Company recognizes the effect of pre-vesting forfeitures as they occur.

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

In December 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar becomes effective December 31, 2024 and expires on December 31, 2026.

The interest rate collars are accounted for as cash flow hedges, and changes in the fair value of the interest rate collars are reported as a component of AOCI.

In March 2024, the Company entered into two interest rate collar agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collars become effective on December 31, 2024 and expire on December 31, 2026.

Refer to Note 8 for further disclosures of the Company’s derivative instruments and hedging activities.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides guidance on improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. Public entities with a single reportable segment must provide all the disclosures required by ASU 2023-07, as well as all existing segment disclosures in accordance with Accounting Standards Codification 280. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this accounting standard on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency of income tax matters within financial statements. The ASU requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this accounting standard on the Company's consolidated financial statements and related disclosures.

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

Net sales by product type and services were as follows (in thousands):

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)	(52 weeks)	(52 weeks)
Consumables	$3,063,845	$2,859,602	$2,533,755
Supplies and companion animals	2,209,865	2,370,913	2,603,104
Services and other	981,574	805,452	670,290
Net sales	$6,255,284	$6,035,967	$5,807,149

For all contracts with customers, the Company evaluates whether it is the principal (i.e., to report revenue on a gross basis) or agent (i.e., to report revenue on a net basis). Generally, the Company is the principal in its contracts with customers as it controls the related goods or services before they are transferred to the customer.

Revenue from product sales and services is reported net of sales refunds, which includes an estimate of future returns based on historical refund rates, with a corresponding reduction to cost of sales. The Company records a refund liability for sales returns, which is included in accrued expenses and other liabilities, and a corresponding asset for anticipated cost recoveries, which is included in other current assets. The Company’s refund liability and expected cost recoveries were not material as of February 3, 2024 and January 28, 2023. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of the Company’s influence. The Company has significant experience in estimating the amount of refunds based primarily on historical data.

Revenue is recognized net of applicable sales tax in the consolidated statements of operations. Sales tax liability is included in accrued expenses and other liabilities in the consolidated balance sheets.

The Company’s contract liabilities primarily relate to product merchandise not yet delivered to customers, unredeemed gift cards, services not yet completed, and options that provide a material right to customers, such as its customer loyalty program. Substantially all of the Company’s remaining performance obligations have an original expected duration of one year or less. The Company did not have any material contract assets as of February 3, 2024 and January 28, 2023.

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

Sales Incentives and Customer Loyalty Program

The Company has a customer loyalty program that allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases generally within 45 days of the issuance date. The loyalty program points represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by loyalty program members is deferred and included as part of accrued expenses and other liabilities in the consolidated balance sheets based on the amount of points that are projected to be redeemed, subject to breakage. The Company’s contract liabilities for its customer loyalty program were not material as of February 3, 2024 and January 28, 2023. Revenue is recognized for these performance obligations as actual redemptions occur and the Company updates its estimate of the amount of points that are projected to be redeemed. There is judgment in assessing redemption patterns and the ultimate value of points that is not expected to be redeemed.

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

3. Other Acquisitions

During fiscal 2023, 2022 and 2021, the Company completed acquisitions of small, regional veterinary businesses for total consideration of approximately $10.0 million, $9.9 million and $5.5 million, respectively. Noncash consideration was not material. Net tangible and identifiable intangible assets acquired and liabilities assumed were not material. The acquisitions resulted in the recognition of $10.0 million, $9.9 million and $4.7 million of goodwill, respectively. The tax-deductible portion of goodwill in these acquisitions was $10.0 million, $9.9 million and $2.4 million, respectively.

Pro forma results of operations for the acquisitions have not been presented because they are not material to the consolidated results of operations.

4. Composition of Balance Sheet Accounts

Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Equipment	$978,242	$885,370
Leasehold improvements	753,160	686,888
Furniture and fixtures	428,561	398,187
Buildings and related improvements	12,816	16,696
Land	236	418
	2,173,015	1,987,559
Less accumulated depreciation	(1,356,648)	(1,184,232)
	$816,367	$803,327

The Company’s depreciation and amortization expense for fixed assets, net was $201.0 million, $193.9 million, and $171.1 million for fiscal 2023, 2022 and 2021, respectively.

Accrued Salaries and Employee Benefits

Accrued salaries and employee benefits consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Accrued compensation and related taxes	$55,358	$44,724
Self-insurance reserves	26,996	27,175
Accrued paid time-off	18,911	18,030
	$101,265	$89,929

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Deferred revenue	$33,523	$23,045
Accrued real estate taxes	28,843	26,485
Sales taxes payable	21,241	22,950
Accrued capital expenditures	18,888	29,051
Accrued advertising	15,079	24,020
Other accrued expenses and liabilities	82,704	92,005
	$200,278	$217,556

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Self-insurance reserves	$55,480	$52,780
Finance leases	8,210	23,642
Other liabilities	57,423	54,065
	$121,113	$130,487

5. Leases

Lease assets and liabilities are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Leases	Balance sheet location	February 3, 2024	January 28, 2023
Assets
Operating leases	Operating lease right-of-use assets	$1,384,050	$1,397,761
Finance leases	Fixed assets, net(1)	19,394	24,624
Total lease assets		$1,403,444	$1,422,385
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$310,507	$309,766
Finance leases	Current portion of long-term debt and other lease liabilities	15,962	5,794
Non-current
Operating leases	Operating lease liabilities, excluding current portion	1,116,615	1,148,155
Finance leases	Other long-term liabilities	8,210	23,642
Total lease liabilities		$1,451,294	$1,487,357

(1)
Finance lease right-of-use assets are recorded net of accumulated amortization of $25.9 million and $24.6 million as of February 3, 2024 and January 28, 2023, respectively.

The components of total lease cost are as follows (in thousands):

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
Operating lease cost	$429,056	$422,792	$422,465
Finance lease cost:
Amortization of right-of-use lease assets	5,838	5,660	3,933
Interest on lease liabilities	1,250	1,329	876
Variable lease cost	119,361	110,335	109,723
Sublease income	(2,241)	(2,810)	(5,091)
Total lease cost	$553,264	$537,306	$531,906

Other information for the Company’s leases is as follows (in thousands):

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$446,981	$386,259	$418,210
Operating cash flows from finance leases	$1,267	$1,349	$850
Financing cash flows from finance leases	$5,925	$5,083	$3,564
Lease assets obtained in exchange for lease liabilities:
Operating leases	$298,672	$363,311	$308,166
Finance leases	$712	$4,784	$19,841

	February 3, 2024	January 28, 2023
Weighted average remaining lease term:
Operating leases	6.0 years	6.0 years
Finance leases	2.3 years	3.2 years
Weighted average discount rate:
Operating leases	8.2%	8.4%
Finance leases	4.7%	4.7%

At February 3, 2024, the maturities of the Company’s operating and finance lease liabilities were as follows (in thousands):

Fiscal years	Operating leases	Finance leases
2024	413,399	16,903
2025	325,839	3,927
2026	298,076	2,361
2027	225,451	1,206
2028	157,127	538
Thereafter	383,286	1,031
Total lease payments	$1,803,178	$25,966
Less imputed interest	(376,056)	(1,794)
Present value of lease payments	1,427,122	24,172
Less current portion	(310,507)	(15,962)
Lease liabilities, excluding current portion	$1,116,615	$8,210

6. Goodwill

The changes in the carrying amount of the Company’s goodwill were as follows (in thousands):

	February 3, 2024	January 28, 2023
Beginning balance	$2,193,941	$2,183,991
Activity from acquisitions	8,880	9,950
Impairment	(1,222,524)	—
Ending balance	$980,297	$2,193,941

The Company has one reporting unit. The Company performs its annual impairment test during the fourth quarter of each fiscal year or more frequently when warranted by events or changes in circumstances. During the third quarter of fiscal 2023, the Company concluded that indicators of impairment existed due to declines in the Company's share price, as well as current macroeconomic conditions, and performed an interim quantitative impairment test. The fair value of the Company’s reporting unit was estimated by management with the assistance of a third-party valuation specialist. Fair value estimates used in the quantitative impairment test were calculated using a combination of discounted cash flow analysis and a public company analysis. The discounted cash flow analysis measures the value of an asset by the present value of its future estimated cash flows. The Company makes estimates and assumptions about sales, gross margins, selling, general and administrative percentages and profit margins, based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. The public company analysis analyzes transactional and financial data of publicly traded companies to develop valuation multiples. These multiples are then applied to the Company to develop an indication of fair value.

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

As a result of the impairment test, the Company concluded that the carrying value of the Company’s reporting unit exceeded its fair value and recorded a pre-tax goodwill impairment charge of $1,222.5 million during the third quarter of fiscal 2023. This charge was recorded in goodwill impairment in the consolidated statements of operations. During the fourth quarter of fiscal 2023, the Company determined that the fair value of its reporting unit was greater than its carrying amount, and therefore no additional goodwill impairment charge was recorded.

7. Senior Secured Credit Facilities

The Company previously had a senior secured term loan facility (the “Amended Term Loan Facility”), which was fully repaid on March 4, 2021, and a senior secured asset-based revolving credit facility (the “Amended Revolving Credit Facility”), which was terminated on March 4, 2021. On March 4, 2021, the Company entered into a $1,700.0 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility with availability of up to $500.0 million, subject to a borrowing base, maturing on March 4, 2026 (the “ABL Revolving Credit Facility”). In March 2024, the Company amended the ABL Revolving Credit Facility, which now consists of two tranches, to increase its total availability from $500.0 million to $581.0 million and extend the maturity on a portion of this availability. The first tranche has availability of up to $35.0 million, subject to a borrowing base, maturing on March 4, 2026. The second tranche has availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029. Interest on the ABL Revolving Credit Facility is now based on, at the Company's option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin. All other key terms of the ABL Revolving Credit Facility remained unchanged.

The Company’s obligations under the First Lien Term Loan and ABL Revolving Credit Facility are secured by substantially all of the personal property assets of the Company with differing priority rights to the various personal property assets ascribed to each facility. The credit facility agreements, while not identical, contain certain affirmative and negative covenants related to indebtedness, liens, fundamental changes in the business, investments, restricted payments and agreements and a fixed charge coverage ratio, among other things. As of February 3, 2024, the Company was in compliance with its covenants on the agreements.

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

The Company voluntarily prepaid $35.0 million, $25.0 million and $15.0 million of the First Lien Term Loan using existing cash on hand in March 2023, May 2023, and August 2023, respectively. The repayments were applied to the remaining principal payments in order of scheduled payment date and, as a result, the entire remaining balance was included in senior secured credit facilities, net, excluding current portion in the consolidated balance sheets as of February 3, 2024. The Company accounted for the repayments as partial extinguishments and recognized losses on debt extinguishment of $0.9 million during fiscal 2023.

As of February 3, 2024, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,578.6 million, net of the unamortized discount and debt issuance costs). As of January 28, 2023, the outstanding principal balance of the First Lien Term Loan was $1,670.3 million ($1,648.9 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 9.0% and 8.2% as of February 3, 2024 and January 28, 2023, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of February 3, 2024 and January 28, 2023, the estimated fair value of the First Lien Term Loan was approximately $1,497.6 million and $1,649.4, respectively, based upon Level 2 fair value hierarchy inputs (Note 1).

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

As of February 3, 2024 and January 28, 2023, no amounts were outstanding under the ABL Revolving Credit Facility. At February 3, 2024, $446.6 million was available under the ABL Revolving Credit Facility, which is net of $53.4 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. Unamortized debt issuance costs of $2.4 million and $3.6 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of February 3, 2024 and January 28, 2023, respectively.

The ABL Revolving Credit Facility had availability up to $500.0 million, which was increased to up to $581.0 million in the March 2024 amendment, and a $150.0 million letter of credit sub-facility. The availability is limited to a borrowing base, which allows borrowings of up to 90% of eligible accounts receivable plus 90% of the net orderly liquidation value of eligible inventory plus up to $50.0 million of qualified cash of the Company to which the Company and guarantors have no access, less reserves as determined by the administrative agent. Letters of credit reduce the amount available to borrow under the ABL Revolving Credit Facility by their face value.

On December 12, 2022, the Company amended the ABL Revolving Credit Facility to replace the LIBOR-based rate with a SOFR-based rate as the interest rate benchmark. Prior to the March 2024 amendment, interest on the ABL Revolving Credit Facility was based on, at the Company’s option, either the base rate or Adjusted Term

SOFR subject to a floor of 0%, in either case, plus an applicable margin. Following the March 2024 amendment, interest on the ABL Revolving Credit Facility is now based on, at the Company's option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin. As of February 3, 2024, the applicable margin was equal to 25 basis points in the case of base rate loans and 125 basis points in the case of Adjusted Term SOFR loans.

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

8. Derivative Instruments

The Company's interest rate caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of February 3, 2024 and January 28, 2023, AOCI included unrealized losses of $2.2 million ($1.7 million, net of tax) and $2.7 million ($2.1 million, net of tax), respectively. Approximately $0.5 million of pre-tax gains and $0.2 million of pre-tax losses deferred in AOCI were reclassified to interest expense during fiscal 2023 and fiscal 2022, respectively. There were no amounts deferred in AOCI that were reclassified to interest expense during fiscal 2021. The Company currently estimates that $3.0 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	February 3, 2024	January 28, 2023
Current asset portion of cash flow hedges	Other current assets	$2,259	$—
Non-current asset portion of cash flow hedges	Other long-term assets	—	—
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	(124)	(1,176)
Non-current liability portion of cash flow hedges	Other long-term liabilities	(3,067)	(1,717)
Total cash flow hedges		$(932)	$(2,893)

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

The cash flow hedge agreements contain provisions that would be triggered in the event the Company defaults on its debt agreements (Note 7), which in turn could impact the assessment of hedge effectiveness or cause termination of the underlying cash flow hedge agreements. As of February 3, 2024, no events of default have occurred. There is no collateral posting requirement outside the provisions in the debt agreements.

9. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	February 3, 2024
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$80,186	$—	$—
Investments of officers' life insurance	$—	$14,945	$—
Non-qualified deferred compensation plan	$—	$(20,355)	$—

	January 28, 2023
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$156,626	$—	$—
Investments of officers' life insurance	$—	$13,112	$—
Non-qualified deferred compensation plan	$—	$(18,464)	$—
Investment in Rover Group, Inc.	$20,152	$—	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $69.6 million and $145.5 million as of February 3, 2024 and January 28, 2023, respectively. Also included in the Company’s money market mutual funds balances were $10.6 million and $11.1 million as of February 3, 2024 and January 28, 2023, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

The Company previously held an equity investment, in the form of multiple series of preferred stock, in A Place for Rover, Inc., an online marketplace for pet care, which was historically accounted for as an equity security without a readily determinable fair value. In July 2021, A Place for Rover, Inc. completed a business combination with Nebula Caravel Acquisition Corp., a publicly-traded special purpose acquisition company. The combined entity was renamed to Rover Group, Inc. (“Rover”), and the Company’s equity investment was converted into shares of Rover Class A common stock. In September 2021, the Company received additional shares of Rover Class A common stock in accordance with certain earnout provisions from the July 2021 business combination. In fiscal 2022 and 2021, the Company remeasured the fair value of its investment on a quarterly basis, and the resulting gains or losses were included in other non-operating income in the consolidated statements of operations. In April 2023, the Company sold its interest in Rover Class A common stock to a buyer at a price determined based on the daily volume weighted average price, in addition to a premium, over an agreed upon period. The cash proceeds were received throughout fiscal 2023, with the final payment being received in August 2023. The Company's interest in the unsettled cash proceeds were remeasured at fair value at each reporting period, and the resulting gains or losses were included in other non-operating income in the consolidated statements of operations.

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

The Company’s trade name has an indefinite life. The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. During the third quarter of fiscal 2023, the Company concluded that indicators of impairment existed due to declines in the Company's share price, as well as current macroeconomic conditions, and performed interim quantitative impairment tests of its goodwill and indefinite-lived trade name. Refer to Note 6 for further discussion of the results of interim impairment testing performed on the Company’s goodwill. During the fourth quarter of fiscal 2023, the Company determined that the fair value of its reporting unit was greater than its carrying amount, and therefore no additional goodwill impairment charge was recorded. In fiscal 2022 and 2021, the Company determined that the fair value of its reporting unit was greater than its carrying amount, and therefore no goodwill impairment charge was recorded.

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

In fiscal 2023, 2022, and 2021, the Company determined that the fair value of its trade name was greater than its carrying amount, and therefore no tradename impairment charge was recorded. There were no indications of impairment of the Company’s other intangible assets or equity and other investments in fiscal 2023, 2022, and 2021.

The Company recorded fixed asset and right-of-use asset impairment charges of $2.7 million, $2.2 million $10.4 million in fiscal years 2023, 2022, and 2021, respectively. Impairment charges are primarily related to pet care center locations and are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations.

10. Employee Benefit Plans

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

In connection with the required matches, Company contributions to the plans were $12.1 million, $10.7 million, and $9.2 million for fiscal years 2023, 2022, and 2021, respectively.

11. Stockholders’ Equity

Equity-based compensation awards under the Company’s current equity incentive plan (the “2021 Equity Incentive Plan”) include restricted stock units (“RSUs,” which include performance-based stock units), restricted stock awards (“RSAs”), non-qualified stock options, and other equity compensation awards. The Company also has an employee stock purchase plan (“ESPP”).

The Company issues new shares of Class A common stock upon exercise of stock options and the vesting of restricted stock units. As of February 3, 2024, there were 40.2 million shares of Class A common stock available for issuance pursuant to future equity-based compensation awards under the 2021 Equity Incentive Plan.

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)	(52 weeks)	(52 weeks)
RSUs and RSAs	$57,619	$38,146	$25,459
Options	16,586	9,418	8,002
ESPP	1,474	1,274	1,034
Other awards	6,180	11,946	14,770
Total equity-based compensation expense	$81,859	$60,784	$49,265
Total related tax benefit	$11,473	$8,160	$5,033

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

RSU activity under the 2021 Equity Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Nonvested, January 28, 2023	7,802	$15.36	1.2	$91,596
Granted	7,737	8.78
Vested and delivered	(3,458)	15.83
Forfeited/expired	(2,463)	11.64
Nonvested, February 3, 2024	9,618	$10.87	0.9	$23,852

As of February 3, 2024, unrecognized compensation expense related to unvested RSUs was $71.8 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

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

Stock option activity under the 2021 Equity Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 28, 2023	7,814	$14.02	9.1	$3,512
Granted	—	—
Exercised	—	—
Forfeited/expired	(1,504)	12.99
Outstanding, February 3, 2024	6,310	$14.26	8.0	$-
Exercisable, February 3, 2024	3,699	$16.14	7.4	$-

No stock option awards were granted in fiscal 2023 or 2021. The fair value of stock option awards granted in fiscal 2022 was estimated at the grant dates using the Black-Scholes option pricing model with the following assumptions:

Fiscal year ended
January 28, 2023
(52 weeks)
Dividend yield	0.0%
Expected volatility (1)	38.0% - 48.4%
Risk-free interest rate (2)	2.8% - 3.6%
Expected term (3)	5.8 to 5.9 years
Grant date fair value per share	$10.98 - $21.06
Estimated fair value per option granted	$5.46 - $8.64

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

As of February 3, 2024, unrecognized compensation expense related to unvested options was $9.1 million, which is expected to be recognized over a weighted average period of approximately 1.0 years.

ESPP

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period. As of February 3, 2024, 6.6 million shares of Class A common stock were available for issuance under the ESPP.

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

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, January 28, 2023	201,359
Granted	—
Forfeited	(3,215)
Outstanding, February 3, 2024	198,145
Vested, February 3, 2024	178,289

Charges with respect to awards issued pursuant to the 2016 Incentive Plan are reflected in the Company’s consolidated financial statements. Compensation expense related to Series C Units is generally not tax deductible.

As of February 3, 2024, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $3.4 million, which is expected to be recognized over a weighted average period of 0.7 years.

(Loss) Income Per Share

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

In fiscal 2023, all outstanding stock options and unvested RSUs were excluded from the calculation of diluted loss per Class A and B-1 common share, as their effect would be antidilutive in a net loss period. In fiscal 2022 and 2021, there were approximately 6.7 million and 3.3 million potential shares, respectively, that were anti-dilutive and excluded from the computation of diluted shares outstanding.

Shares of Class B-2 common stock are not included in the calculation of net income (loss) per share as they only possess voting rights. Unvested RSUs contain forfeitable rights to dividend equivalent units if dividends are paid to holders of Class A and B-1 common stock. Because the dividend equivalent units are forfeitable, unvested RSUs are not considered participating securities.

12. Income Taxes

Income tax (benefit) expense consisted of the following (in thousands):

	Fiscal years ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)	(52 weeks)	(52 weeks)
Current:
Federal	$23,321	$23,141	$4,550
State	2,615	13,099	11,182
	$25,936	$36,240	$15,732
Deferred:
Federal	$(41,684)	$4,649	$39,087
State	(11,865)	(5,542)	(1,346)
	$(53,549)	$(893)	$37,741
Income tax (benefit) expense	$(27,613)	$35,347	$53,473

A reconciliation of income tax (benefit) expense at the federal statutory rate with the provision for income taxes is as follows (in thousands):

	Fiscal years ended
	February 3, 2024		January 28, 2023		January 29, 2022
	(53 weeks)		(52 weeks)		(52 weeks)
Income tax (benefit) expense at federal statutory rate	$(274,642)	21.0%	$26,490	21.0%	$45,751	21.0%
Non-deductible expenses	(26)	0.0	2,035	1.9	1,425	0.7
Impairment (1)	242,819	(18.6)	—	—	—	—
Equity compensation	16,493	(1.3)	6,754	5.4	5,988	2.7
State taxes, net of federal tax benefit	(11,228)	0.9	4,289	3.1	7,636	3.5
Tax credits	(3,800)	0.3	(3,800)	(3.0)	(2,500)	(1.1)
Uncertain tax positions	1,829	(0.1)	1,142	0.9	925	0.4
IPO transaction costs (2)	—	—	—	—	(5,201)	(2.4)
Other, net	942	(0.1)	(1,563)	(1.3)	(551)	(0.3)
	$(27,613)	2.1%	$35,347	28.0%	$53,473	24.5%
(1)
Impairment represents adjustments for the non-deductible component of the $1.2 billion partial goodwill impairment recorded during the third quarter of fiscal 2023.
(2)
IPO transaction costs represent consulting, accounting, and other transaction costs recognized in fiscal 2021 that were incurred by the Company in connection with its initial public offering on January 13, 2021.

The effective tax rate is driven by income earned in various taxing jurisdictions, including U.S. states, and the statutory tax rates imposed by those jurisdictions, as well as permanent differences including nondeductible equity compensation, goodwill impairment charges, and tax credits.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	February 3, 2024	January 28, 2023
Deferred tax assets:
Inventory	$29,164	$25,758
Accrued employee benefits	29,336	30,847
Net operating losses, state tax credit carryforwards	7,800	5,918
Interest expense limitation carry-forward under IRC §163(j)	49,888	25,761
Capitalized research and experimental costs	23,416	7,301
Lease-related items	368,278	377,270
Other	1,178	1,927
Total deferred tax assets	509,060	474,782
Valuation allowance	(2,163)	(2,520)
Net deferred tax assets	506,897	472,262
Deferred tax liabilities:
Fixed assets	(119,931)	(120,169)
Intangible assets	(248,602)	(261,333)
Debt restructuring	(1,475)	(1,975)
Lease-related items	(357,743)	(361,833)
Investments in joint ventures	(28,396)	(30,073)
Other	(2,379)	—
Total deferred tax liabilities	(758,526)	(775,383)
	$(251,629)	$(303,121)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. With the exception to certain state net operating losses discussed below, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences. This is based upon future reversals of existing taxable temporary differences over the periods in which the deferred tax assets are deductible.

As of February 3, 2024, the Company has recorded a deferred tax asset of $2.2 million reflecting the benefit of $45.5 million in state income tax net operating loss carryforwards, which will begin to expire in fiscal 2024. The Company believes that it is more likely than not that the state net operating loss carryforward will not be realized and recorded a valuation allowance of $2.2 million on the deferred tax asset related to these state net operating loss carryforwards as of February 3, 2024. The valuation allowance decreased by $0.4 million as compared to the prior year due to the expiration of statutes of limitations. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets is accounted for as a reduction of income tax expense.

The Company has recorded a net deferred tax asset of $5.7 million reflecting the gross benefit of state income tax credits totaling $0.5 million and $6.6 million in Georgia and California, respectively. The Georgia credits will begin to expire in 2025. The California credits have an unlimited carryforward period.

The Company's interest expense carryforward of $152.5 million has an unlimited carryforward period.

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

The Company has approximately $16.4 million of unrecognized tax benefits as of February 3, 2024, of which $4.2 million, if recognized, would impact the effective tax rate and $12.2 million would result in an adjustment to the net deferred tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, is as follows (in thousands):

	February 3, 2024	January 28, 2023
Beginning balance	$16,421	$16,421
Additions for tax positions taken in prior years	—	—
Decreases related to lapse of statute limitation	—	—
Ending balance	$16,421	$16,421

The Company has approximately $4.8 million accrued for interest and penalties as of February 3, 2024 in the consolidated balance sheets and recorded $1.9 million in interest during fiscal 2023 in the consolidated statements of operations. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease over the next 12 months.

The Company is no longer subject to examination for U.S. federal income tax for periods prior to fiscal 2019. The Company is no longer subject to examination by state tax authorities for tax periods prior to fiscal 2018. The Company is currently under audit by various state jurisdictions for various years. Though the estimated completion dates of these audits are not known, it is possible that these audits will be completed within the next 12 months. In addition, the Company does not foresee other material changes to the federal or state uncertain tax positions affecting income tax expense within the next 12 months. The Company has no material foreign operations.

13. Accumulated Other Comprehensive (Loss) Income

Changes in the balances of each component included in AOCI are presented below (net of tax, in thousands):

	Derivatives	Foreign currency translation adjustment	Total
Balance at January 30, 2021	$—	$(1,275)	$(1,275)
Other comprehensive loss	—	(963)	(963)
Balance at January 29, 2022	$—	$(2,238)	$(2,238)
Other comprehensive (loss) income before reclassifications	(2,180)	194	(1,986)
Amounts reclassified from AOCI	126	—	126
Other comprehensive (loss) income	(2,054)	194	(1,860)
Balance at January 28, 2023	$(2,054)	$(2,044)	$(4,098)
Other comprehensive (loss) income before reclassifications	752	5,534	6,286
Amounts reclassified from AOCI	(367)	—	(367)
Other comprehensive (loss) income	385	5,534	5,919
Balance at February 3, 2024	$(1,669)	$3,490	$1,821

14. Commitments and Contingencies

Baseball Stadium Naming Rights Commitment

In March 2003, the Company entered into an agreement with San Diego Ballpark Funding LLC and Padres L.P. to name the San Diego Padres’ new stadium Petco Park. The naming rights include signage, advertising and other promotional benefits. Pursuant to the agreement, the Company pays an annual contract fee. Fees for fiscal 2023, 2022, and 2021 were $4.6 million, $4.4 million, and $4.1 million, respectively. These fees are included in selling, general and administrative expenses in the consolidated statements of operations, and will be adjusted by the maximum annual change related to the San Diego consumer price index per year through the 2030 Major League Baseball season.

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

As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 3, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of February 3, 2024 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of February 3, 2024, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of February 3, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended February 3, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

In March 2024, the Company amended the ABL Revolving Credit Facility, which now consists of two tranches, to increase its total availability from $500.0 million to $581.0 million and extend the maturity on a portion of this availability. The first tranche has availability of up to $35.0 million, subject to a borrowing base, maturing on March 4, 2026. The second tranche has availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029. Interest on the ABL Revolving Credit Facility is now based on, at the Company's option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin. All other key terms of the ABL Revolving Credit Facility remained unchanged.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on page 64.

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

3.3	Second Amended and Restated Bylaws of Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

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

10.9†	Form of Common Series C Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.10†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Director Form) (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.11†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form) (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.12†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.13†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form) (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.14†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.15†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.16†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Retention Award Form) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022)

10.17†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022)

10.18†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022)

10.19†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO Form; 2-year vesting) (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2023)

10.20†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form; 2-year vesting) (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2023)

10.21†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form; 2-year vesting) (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended January 28, 2023)

10.22†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2023 CEO Form) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023)

10.23†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2023 Executive Form) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023)

10.24†

Employment Letter between Petco Animal Supplies Stores, Inc. and Amy College dated February 18, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023)

10.25†	First Amendment to Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 23, 2023)

10.26†	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023)

10.27†

Employment Letter, dated March 12, 2024, between Petco Health and Wellness Company, Inc. and R. Michael Mohan, effective as of March 13, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 13, 2024)

10.28†

Separation and Consulting Agreement and General Release of Claims by and between Petco Animal Supplies Stores, Inc., Petco Health and Wellness Company, Inc., Scooby LP and Ronald V. Coughlin, Jr., dated March 12, 2024 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on March 13, 2024)

10.29

First Lien Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent, as amended by the First Amendment to Credit Agreement, dated December 12, 2022, by and between Petco Health and Wellness Company, Inc. and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023)

10.30

ABL Revolving Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent, as amended by the First Amendment to ABL Revolving Credit Agreement, dated December 12, 2022, by and between Petco Health and Wellness Company, Inc. and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023)

10.31*

Second Amendment to ABL Revolving Credit Agreement, dated March 29, 2024, by and among Petco Health and Wellness Company, Inc., the Loan Parties party thereto, the several banks and financial institutions party thereto, and Citibank, N.A., as administrative agent

10.32

ABL Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.33

First Lien Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.34

ABL Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.35

First Lien Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.36

Intercreditor Agreement, dated March 4, 2021, by and among Citibank, N.A., as Revolving Credit Collateral Agent, Citibank, N.A., as Initial Term Loan Collateral Agent, as acknowledged and agreed by Petco Health and Wellness Company, Inc., and the Grantors party thereto (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Petco Health and Wellness Company, Inc.

Date: April 2, 2024	By:	/s/ R. Michael Mohan
R. Michael Mohan
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Michael Mohan R. Michael Mohan	Interim Chief Executive Officer and Director (principal executive officer)	April 2, 2024

/s/ Brian LaRose Brian LaRose	Chief Financial Officer (principal financial and accounting officer)	April 2, 2024

/s/ David Lubek David Lubek	Director	April 2, 2024

/s/ Cameron Breitner Cameron Breitner	Director	April 2, 2024

/s/ Gary Briggs Gary Briggs	Director	April 2, 2024

/s/ Nishad Chande Nishad Chande	Director	April 2, 2024

/s/ Christy Lake Christy Lake	Director	April 2, 2024

/s/ Iris Yen Iris Yen	Director	April 2, 2024

/s/ Sabrina Simmons	Director	April 2, 2024
Sabrina Simmons

/s/ Christopher J. Stadler	Director	April 2, 2024
Christopher J. Stadler

/s/ Mary Sullivan	Director	April 2, 2024
Mary Sullivan