Form 10-Q
period 2024-05-04
Petco Health & Wellness Company, Inc.
filed 2024-06-05
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

The number of shares of the registrant’s Class A Common Stock outstanding as of June 3, 2024 was 235,201,143.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of June 3, 2024 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of June 3, 2024 was 37,790,781.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	May 4, 2024	February 3, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,717	$125,428
Receivables, less allowance for credit losses ($1,821 and $1,806, respectively)	42,081	44,369
Merchandise inventories, net	681,020	684,502
Prepaid expenses	64,983	58,615
Other current assets	26,254	38,830
Total current assets	904,055	951,744
Fixed assets	2,177,472	2,173,015
Less accumulated depreciation	(1,398,944)	(1,356,648)
Fixed assets, net	778,528	816,367
Operating lease right-of-use assets	1,357,576	1,384,050
Goodwill	980,064	980,297
Trade name	1,025,000	1,025,000
Other long-term assets	213,819	205,694
Total assets	$5,259,042	$5,363,152
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$464,524	$485,131
Accrued salaries and employee benefits	95,027	101,265
Accrued expenses and other liabilities	198,219	200,278
Current portion of operating lease liabilities	307,989	310,507
Current portion of long-term debt and other lease liabilities	3,680	15,962
Total current liabilities	1,069,439	1,113,143
Senior secured credit facilities, net, excluding current portion	1,574,486	1,576,223
Operating lease liabilities, excluding current portion	1,093,136	1,116,615
Deferred taxes, net	240,653	251,629
Other long-term liabilities	119,019	121,113
Total liabilities	4,096,733	4,178,723
Commitments and contingencies (Notes 4 and 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 233.0 million and 231.2 million shares, respectively	233	231
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,246,756	2,229,582
Accumulated deficit	(1,093,726)	(1,047,243)
Accumulated other comprehensive income	9,008	1,821
Total stockholders’ equity	1,162,309	1,184,429
Total liabilities and stockholders’ equity	$5,259,042	$5,363,152

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Net sales:
Products	$1,279,731	$1,316,596
Services and other	249,409	239,312
Total net sales	1,529,140	1,555,908
Cost of sales:
Products	792,722	805,759
Services and other	157,758	145,667
Total cost of sales	950,480	951,426
Gross profit	578,660	604,482
Selling, general and administrative expenses	595,442	576,865
Operating (loss) income	(16,782)	27,617
Interest income	(418)	(1,177)
Interest expense	36,817	37,202
Loss on partial extinguishment of debt	—	441
Other non-operating loss (income)	2,665	(2,819)
Loss before income taxes and income from equity method investees	(55,846)	(6,030)
Income tax benefit	(4,477)	(1,008)
Income from equity method investees	(4,886)	(3,130)
Net loss attributable to Class A and B-1 common stockholders	$(46,483)	$(1,892)

Net loss per Class A and B-1 common share:
Basic	$(0.17)	$(0.01)
Diluted	$(0.17)	$(0.01)

Weighted average shares used in computing net loss per Class A and B-1 common share:
Basic	269,768	266,485
Diluted	269,768	266,485

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Net loss attributable to Class A and B-1 common stockholders	$(46,483)	$(1,892)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,665	1,057
Unrealized gain (loss) on derivatives	6,372	(984)
(Gains) losses on derivatives reclassified to income	(850)	433
Total other comprehensive income, net of tax	7,187	506
Comprehensive loss attributable to Class A and B-1 common stockholders	$(39,296)	$(1,386)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at February 3, 2024	231,156	37,791	37,791	$269	$2,229,582	$(1,047,243)	$1,821	$1,184,429
Equity-based compensation expense (Note 7)	—	—	—	—	17,451	—	—	17,451
Net loss	—	—	—	—	—	(46,483)	—	(46,483)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,665	1,665
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	6,372	6,372
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(850)	(850)
Issuance of common stock, net of tax withholdings	1,793	—	—	2	(277)	—	—	(275)
Balance at May 4, 2024	232,949	37,791	37,791	$271	$2,246,756	$(1,093,726)	$9,008	$1,162,309

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 28, 2023	228,338	37,791	37,791	$266	$2,152,342	$232,967	$(4,098)	$2,381,477
Equity-based compensation expense (Note 7)	—	—	—	—	22,282	—	—	22,282
Net loss	—	—	—	—	—	(1,892)	—	(1,892)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,057	1,057
Unrealized loss on derivatives (Note 5), net of tax	—	—	—	—	—	—	(984)	(984)
Losses on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	433	433
Issuance of common stock, net of tax withholdings	727	—	—	1	(1,254)	—	—	(1,253)
Balance at April 29, 2023	229,065	37,791	37,791	$267	$2,173,370	$231,075	$(3,592)	$2,401,120

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net loss	$(46,483)	$(1,892)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	49,587	49,255
Amortization of debt discounts and issuance costs	1,218	1,238
Provision for deferred taxes	(13,365)	(5,530)
Equity-based compensation	17,434	22,129
Impairments, write-offs and losses on sale of fixed and other assets	3,508	4
Loss on partial extinguishment of debt	—	441
Income from equity method investees	(4,886)	(3,130)
Amounts reclassified out of accumulated other comprehensive income (Note 5)	(1,129)	575
Non-cash operating lease costs	103,637	106,316
Other non-operating loss (income)	2,665	(2,819)
Changes in assets and liabilities:
Receivables	2,987	4,165
Merchandise inventories	3,076	(15,508)
Prepaid expenses and other assets	(4,511)	(12,115)
Accounts payable and book overdrafts	(19,538)	12,582
Accrued salaries and employee benefits	(5,474)	18,982
Accrued expenses and other liabilities	5,902	(8,736)
Operating lease liabilities	(104,181)	(130,297)
Other long-term liabilities	1,139	1,991
Net cash (used in) provided by operating activities	(8,414)	37,651
Cash flows from investing activities:
Cash paid for fixed assets	(32,641)	(62,050)
Cash paid for acquisitions, net of cash acquired	(100)	(725)
Proceeds from investments	998	—
Net cash used in investing activities	(31,743)	(62,775)
Cash flows from financing activities:
Borrowings under long-term debt agreements	173,000	—
Repayments of long-term debt	(173,000)	(35,000)
Debt refinancing costs	(2,955)	—
Payments for finance lease liabilities	(1,444)	(1,250)
Proceeds from employee stock purchase plan and stock option exercises	830	1,378
Tax withholdings on stock-based awards	(2,059)	(2,210)
Net cash used in financing activities	(5,628)	(37,082)
Net decrease in cash, cash equivalents and restricted cash	(45,785)	(62,206)
Cash, cash equivalents and restricted cash at beginning of period	136,649	213,727
Cash, cash equivalents and restricted cash at end of period	$90,864	$151,521
Supplemental cash flow disclosures:
Interest paid, net	$34,357	$37,121
Income taxes paid	$1,282	$8,934
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$14,541	$24,767

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

There have been no significant changes from the significant accounting policies disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. The accompanying consolidated financial statements and these Notes to Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024, from which the prior year balance sheet information herein was derived.

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

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	May 4, 2024	February 3, 2024
Cash and cash equivalents	$89,717	$125,428
Restricted cash included in other current assets	1,147	11,221
Total cash, cash equivalents and restricted cash in the statement of cash flows	$90,864	$136,649

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Consumables	$763,974	$763,051
Supplies and companion animals	515,757	553,545
Services and other	249,409	239,312
Net sales	$1,529,140	$1,555,908

3. Goodwill

During the first quarter of fiscal 2024, due to declines in the Company's share price, the Company performed an interim impairment test of its goodwill and trade name. As the estimated fair value of the Company's reporting unit was in excess of its carrying value, the Company concluded that the carrying amount of goodwill was recoverable and did not record a goodwill impairment charge during the first quarter of fiscal 2024. The fair value of the Company's reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.

Significant assumptions used in the determination of fair value of the reporting unit generally include prospective financial information, discount rates, terminal growth rates, and earnings multiples. The discounted cash flow model used to determine the fair value of the reporting unit during the first quarter of fiscal 2024 reflected the Company's most recent cash flow projections, a discount rate of 13.2%, and a terminal growth rate of 3%. The reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.

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

As of May 4, 2024, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

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

In March 2023, the Company voluntarily prepaid $35.0 million of the First Lien Term Loan using existing cash on hand. The repayment was applied to the remaining principal payments in order of scheduled payment date and, as a result, the entire remaining balance was included in senior secured credit facilities, net, excluding current portion in the consolidated balance sheets as of May 4, 2024 and February 3, 2024. The Company accounted for the repayment as a partial extinguishment and recognized a loss on debt extinguishment of $0.4 million for the thirteen week period ended April 29, 2023.

As of May 4, 2024, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,579.6 million, net of the unamortized discount and debt issuance costs). As of February 3, 2024, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,578.6 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 8.9% and 9.0% as of May 4, 2024 and February 3, 2024, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of May 4, 2024 and February 3, 2024, the estimated fair value of the First Lien Term Loan was approximately $1,356.0 million and $1,497.6 million, respectively, based upon Level 2 fair value hierarchy inputs.

Revolving Credit Facilities

In March 2024, the Company amended the ABL Revolving Credit Facility to increase its total availability and extend the maturity on a portion of the availability. Fees of $3.0 million relating to the Company’s entry into the amendment were capitalized as debt issuance costs. These fees consisted of arranger fees and other third-party expenses. The unamortized portion of the debt issuance costs of the ABL Revolving Credit Facility previously capitalized is being amortized over the amended contractual term.

As of May 4, 2024 and February 3, 2024, no amounts were outstanding under the ABL Revolving Credit Facility. At May 4, 2024, $527.6 million was available under the ABL Revolving Credit Facility, which is net of $53.4 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. As of May 4, 2024 and February 3, 2024, unamortized debt issuance costs of $5.1 million and $2.4 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

The ABL Revolving Credit Facility has availability up to $581.0 million and a $150.0 million letter of credit sub-facility. The availability is limited to a borrowing base, which allows borrowings of up to 90% of eligible accounts receivable plus 90% of the net orderly liquidation value of eligible inventory plus up to $50.0 million of qualified cash of the Company to which the Company and guarantors have no access, less reserves as determined by the administrative agent. Letters of credit reduce the amount available to borrow under the ABL Revolving Credit Facility by their face value.

Prior to the March 2024 amendment, interest on the ABL Revolving Credit Facility was based on, at the Company’s option, either the base rate or Adjusted Term SOFR subject to a floor of 0%, in either case, plus an applicable margin. Following the March 2024 amendment, interest on the ABL Revolving Credit Facility is now based on, at the Company’s option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin. The applicable margin is currently equal to 25 basis points in the case of base rate loans and 125 basis points in the case of Term SOFR loans.

The applicable margin is adjusted quarterly based on the average historical excess availability as a percentage of the Line Cap, which represents the lesser of the aggregate ABL Revolving Credit Facility and the borrowing base, as follows:

Average Historical Excess Availability	Applicable Margin for Term SOFR Loans	Applicable Margin for Base Rate Loans
Less than 33.3% of the Line Cap	1.75%	0.75%
Less than 66.7% but greater than or equal to 33.3% of the Line Cap	1.50%	0.50%
Greater than or equal to 66.7% of the Line Cap	1.25%	0.25%

The ABL Revolving Credit Facility is subject to an unused commitment fee. If the actual daily utilized portion exceeds 50%, the unused commitment fee is 0.25%. Otherwise, the unused commitment fee is 0.375% and is not dependent upon excess availability.

5. Derivative Instruments

The interest rate caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of May 4, 2024, AOCI included unrealized gains of $5.1 million ($3.9 million, net of tax). As of February 3, 2024, AOCI included unrealized losses of $2.2 million ($1.7 million, net of tax). Approximately $1.1 million of pre-tax gains and $0.6 million of pre-tax losses deferred in AOCI were reclassified to interest expense during the thirteen week periods ended May 4, 2024 and April 29, 2023, respectively. The Company currently estimates that $2.3 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	May 4, 2024	February 3, 2024
Current asset portion of cash flow hedges	Other current assets	$3,703	$2,259
Non-current asset portion of cash flow hedges	Other long-term assets	2,643	—
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	—	(124)
Non-current liability portion of cash flow hedges	Other long-term liabilities	—	(3,067)
Total cash flow hedges		$6,346	$(932)

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	May 4, 2024
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$33,888	$—	$—
Investments of officers' life insurance	$—	$15,493	$—
Non-qualified deferred compensation plan	$—	$(21,095)	$—

	February 3, 2024
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$80,186	$—	$—
Investments of officers' life insurance	$—	$14,945	$—
Non-qualified deferred compensation plan	$—	$(20,355)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $33.8 million and $69.6 million as of May 4, 2024 and February 3, 2024, respectively. Also included in the Company’s money market mutual funds balances were $0.1 million and $10.6 million as of May 4, 2024 and February 3, 2024, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

In February 2022, the Company amended a collaboration agreement with a vendor, and as part of the amendment the Company was granted a right to receive equity and warrants for common shares of the vendor that is subject to certain performance conditions and other contingencies. The Company's interest in these rights is accounted for as an investment in an equity security without a readily determinable fair value. When an upward or downward adjustment occurs, the resulting gains or losses are included in other non-operating income in the consolidated statements of operations.

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

The Company’s trade name has an indefinite life. The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. During the first quarter of fiscal 2024, due to declines in the Company's share price, the Company performed an interim impairment test of its goodwill and indefinite-lived trade name. Refer to Note 3 for further discussion of the results of impairment testing performed on the Company’s goodwill.

The fair value of the Company’s trade name was estimated by management using the relief from royalty valuation method, which estimates the hypothetical royalties that would have to be paid if the trade name was not owned. The fair value of the Company's trade name reflected the Company's most recent revenue projections, a discount rate of 14.2% and a terminal growth rate of 3%. The Company concluded that the fair value of its trade name exceeded its carrying value, and therefore no trade name impairment charge was recorded during the first quarter of fiscal 2024. The Company's trade name fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.

There were no indications of impairment of the Company’s equity and other investments during the thirteen week periods ended May 4, 2024 and April 29, 2023. During the thirteen week periods ended May 4, 2024 and April 29, 2023, the Company recorded fixed asset and right-of-use asset impairment charges of $3.5 million and $0.1 million, respectively.

7. Stockholders’ Equity

Equity-Based Compensation

Equity-based compensation awards under the Company’s current equity incentive plan (as amended, the “2021 Equity Incentive Plan”) include restricted stock units (“RSUs,” which include performance-based stock units), restricted stock awards (“RSAs”), non-qualified stock options, and other equity compensation awards. The Company also has an employee stock purchase plan (“ESPP”).

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
RSUs and RSAs	$10,722	$14,496
Options	5,553	5,085
ESPP	320	432
Other awards	839	2,116
Total equity-based compensation expense	$17,434	$22,129

Activity under the 2021 Equity Incentive Plan was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, February 3, 2024	9,618	6,310
Granted	10,218	7,407
Vested and delivered/exercised	(2,144)	—
Forfeited/expired	(1,631)	(292)
Nonvested/outstanding, May 4, 2024	16,061	13,425
Unrecognized compensation expense as of May 4, 2024	$60,199	$7,548
Weighted average remaining expense period as of May 4, 2024	1.9 years	0.8 years

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, February 3, 2024	198,145
Granted	—
Forfeited	(4,402)
Outstanding, May 4, 2024	193,743
Vested, May 4, 2024	188,143

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of May 4, 2024, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $1.2 million, which is expected to be recognized over a weighted average period of 1.0 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

Loss Per Share

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

All outstanding equity awards were excluded from the calculation of diluted loss per Class A and B-1 common share in the thirteen weeks ended May 4, 2024 and April 29, 2023, as their effect would be antidilutive in a net loss period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the “2023 Form 10-K”). The discussion and analysis below contains certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. The risks described in this Form 10-Q and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including the section entitled “Forward-Looking Statements” in this Form 10-Q, should be carefully reviewed. All amounts herein are unaudited.

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a pet health and wellness company focused on improving the lives of pets, pet parents, and our own partners. Through our omnichannel ecosystem, we provide our customers with a comprehensive offering of products and services to fulfill their pets’ health and wellness needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, including a network of in-store veterinary hospitals, our digital channel, and our flexible fulfillment options.

Our multicategory strategy integrates our digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pets' needs. Our e-commerce site and mobile app serve as hubs for pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to shop wherever, whenever, and however they want. The full value of our ecosystem can be realized through our Vital Care membership program, which has a two-tiered offering—Vital Care Core, our free membership tier, and Vital Care Premier, our paid membership tier. Sitting at the intersection of value and loyalty, Vital Care Premier makes it easier and more affordable for pet parents to care for their pet’s whole health and links pet parents with our merchandising and services offerings, while Vital Care Core provides pet parents with a suite of loyalty offerings.

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

Executive Summary

Comparing the thirteen weeks ended May 4, 2024 with the thirteen weeks ended April 29, 2023 (unless otherwise noted), our results included the following:

•
a decrease in net sales from $1.56 billion to $1.53 billion, representing a period-over-period decrease of 1.7%;
•
an operating loss of $16.8 million, compared to operating income of $27.6 million in the prior year period;
•
net loss attributable to Class A and B-1 common stockholders of $46.5 million, compared to net loss attributable to Class A and B-1 common stockholders of $1.9 million in the prior year period; and
•
a decrease in Adjusted EBITDA from $111.0 million to $75.6 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Net sales:
Products	$1,279,731	$1,316,596
Services and other	249,409	239,312
Total net sales	1,529,140	1,555,908
Cost of sales:
Products	792,722	805,759
Services and other	157,758	145,667
Total cost of sales	950,480	951,426
Gross profit	578,660	604,482
Selling, general and administrative expenses	595,442	576,865
Operating (loss) income	(16,782)	27,617
Interest income	(418)	(1,177)
Interest expense	36,817	37,202
Loss on partial extinguishment of debt	—	441
Other non-operating loss (income)	2,665	(2,819)
Loss before income taxes and income from equity method investees	(55,846)	(6,030)
Income tax benefit	(4,477)	(1,008)
Income from equity method investees	(4,886)	(3,130)
Net loss attributable to Class A and B-1 common stockholders	$(46,483)	$(1,892)

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Net sales:
Products	83.7%	84.6%
Services and other	16.3	15.4
Total net sales	100.0	100.0
Cost of sales:
Products	51.9	51.7
Services and other	10.3	9.4
Total cost of sales	62.2	61.1
Gross profit	37.8	38.9
Selling, general and administrative expenses	38.9	37.1
Operating (loss) income	(1.1)	1.8
Interest income	(0.0)	(0.1)
Interest expense	2.4	2.4
Loss on partial extinguishment of debt	—	0.0
Other non-operating loss (income)	0.2	(0.1)
Loss before income taxes and income from equity method investees	(3.7)	(0.4)
Income tax benefit	(0.4)	(0.1)
Income from equity method investees	(0.3)	(0.2)
Net loss attributable to Class A and B-1 common stockholders	(3.0)%	(0.1)%

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
Operational Data:
Comparable sales change	-1.2%	5.1%
Total pet care centers at end of period	1,423	1,428
Adjusted EBITDA (in thousands)	$75,644	$111,026

Thirteen Weeks Ended May 4, 2024 Compared with Thirteen Weeks Ended April 29, 2023

Net Sales and Comparable Sales

	Thirteen weeks ended
(dollars in thousands)	May 4, 2024	April 29, 2023	$ Change	% Change
Consumables	$763,974	$763,051	$923	0.1%
Supplies and companion animals	515,757	553,545	(37,788)	(6.8%)
Services and other	249,409	239,312	10,097	4.2%
Net sales	$1,529,140	$1,555,908	$(26,768)	(1.7%)

Net sales decreased $26.8 million, or 1.7%, to $1.53 billion in the thirteen weeks ended May 4, 2024 compared to net sales of $1.56 billion in the thirteen weeks ended April 29, 2023. We continue to experience momentum in consumables and services, although we have also experienced a decrease in supplies and companion animals sales driven by softening in discretionary spend associated with the current inflationary macroeconomic environment.

The comparison of consumables sales between the periods reflects the impact of prior year inflation, coupled with pricing actions taken in the third quarter of fiscal 2023.The decrease in supplies and companion animals sales is due to a decrease in spending on certain non-essential items. The increase in services and other was driven by ongoing strength in our veterinary hospitals, mobile clinics, and grooming businesses.

The increase in services and other sales was primarily driven by a 10.5% increase in service-related sales during the thirteen weeks ended May 4, 2024, reflecting expansion and maturity of our veterinary hospital footprint and growth in our veterinary and grooming business.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

Gross profit decreased $25.8 million, or 4.3%, to $578.7 million in the thirteen weeks ended May 4, 2024 compared to gross profit of $604.5 million for the thirteen weeks ended April 29, 2023. As a percentage of sales, our gross profit rate was 37.8% for the thirteen weeks ended May 4, 2024 compared with 38.9% for the thirteen weeks ended April 29, 2023. The decrease in gross profit rate between the periods was primarily due to the mix impact of higher consumables and services sales and softer supplies sales during the thirteen weeks ended May 4, 2024. Sales channel impacts driven by strength in our services business also contributed to the decrease in gross profit rate during the thirteen weeks ended May 4, 2024 as compared to the prior year period. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $18.6 million, or 3.2%, to $595.4 million for the thirteen weeks ended May 4, 2024 compared to $576.9 million for the thirteen weeks ended April 29, 2023. As a percentage of net sales, SG&A expenses were 38.9% for the thirteen weeks ended May 4, 2024 compared with 37.1% for the thirteen weeks ended April 29, 2023. The increase in SG&A expenses period-over-period included higher payroll and fringe benefits, severance-related charges, store occupancy costs, and depreciation expense.

Interest Expense

Interest expense decreased $0.4 million, or 1.0%, to $36.8 million in the thirteen weeks ended May 4, 2024 compared with $37.2 million in the thirteen weeks ended April 29, 2023. The decrease was primarily driven by pre-tax gains recognized in interest expense related to the Company's cash flow hedges during the thirteen weeks ended May 4, 2024. For more information on derivative instruments, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Partial Extinguishment of Debt

There was no loss on debt extinguishment and modification for the thirteen weeks ended May 4, 2024. During the thirteen weeks ended April 29, 2023, the Company recognized $0.4 million of losses on partial extinguishment of debt. For more information regarding these activities, refer to Note 4, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating Loss (Income)

Other non-operating loss was $2.7 million and other non-operating income was $2.8 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. For more information regarding this activity, refer to Note 6, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Benefit

Our effective tax rate was 9.1% resulting in income tax benefit of $4.5 million for the thirteen weeks ended May 4, 2024, compared to an effective tax rate of 34.8% resulting in income tax benefit of $1.0 million for the thirteen weeks ended April 29, 2023. The decrease in effective tax rate for the thirteen weeks ended May 4, 2024 is primarily driven by a shortfall in tax deductions resulting from the exercise and vesting of equity-based compensation along with a change in pre-tax earnings.

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

Adjusted EBITDA is not a substitute for net loss, the most comparable GAAP measure, and is subject to a number of limitations as a financial measure, so it should be used in conjunction with GAAP financial measures and not in isolation. There can be no assurances that we will not modify the presentation of Adjusted EBITDA in the future. In addition, other companies in our industry may define Adjusted EBITDA differently, limiting its usefulness as a comparative measure. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition

and Results of Operations—Reconciliation of Non-GAAP Financial Measures to GAAP Measures” included in the 2023 Form 10-K for more information regarding how we define Adjusted EBITDA.

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended
(dollars in thousands)	May 4, 2024	April 29, 2023
Net loss attributable to Class A and B-1 common stockholders	$(46,483)	$(1,892)
Interest expense, net	36,399	36,025
Income tax benefit	(4,477)	(1,008)
Depreciation and amortization	49,587	49,255
Income from equity method investees	(4,886)	(3,130)
Loss on partial extinguishment of debt	—	441
Asset impairments and write offs	3,508	4
Equity-based compensation	17,434	22,129
Other non-operating loss (income)	2,665	(2,819)
Mexico joint venture EBITDA (1)	10,496	8,734
Acquisition and divestiture-related costs (2)	3,719	—
Other costs (3)	7,682	3,287
Adjusted EBITDA	$75,644	$111,026
Net sales	$1,529,140	$1,555,908
Net margin (4)	(3.0)%	(0.1)%
Adjusted EBITDA Margin	4.9%	7.1%

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

	Thirteen weeks ended
(dollars in thousands)	May 4, 2024	April 29, 2023
Net income	$9,555	$6,259
Depreciation	6,948	5,708
Income tax expense	3,456	4,074
Foreign currency loss	479	127
Interest expense, net	553	1,300
EBITDA	$20,991	$17,468
50% of EBITDA	$10,496	$8,734

————————————

(2)
Acquisition and divestiture-related costs include direct costs resulting from acquiring, integrating, or divesting businesses. These include third-party professional and legal fees, losses on sales of divestitures, and other integration-related costs that would not have otherwise been incurred as part of the Company's operations.
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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirteen weeks ended
	May 4, 2024	April 29, 2023
(dollars in thousands)
Net cash (used in) provided by operating activities	$(8,414)	$37,651
Cash paid for fixed assets	(32,641)	(62,050)
Free Cash Flow	$(41,055)	$(24,399)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $581 million secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of May 4, 2024 was $617.3 million, inclusive of cash and cash equivalents of $89.7 million and $527.6 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirteen weeks ended
(dollars in thousands)	May 4, 2024	April 29, 2023
Total cash (used in) provided by:
Operating activities	$(8,414)	$37,651
Investing activities	(31,743)	(62,775)
Financing activities	(5,628)	(37,082)
Net decrease in cash, cash equivalents and restricted cash	$(45,785)	$(62,206)

Operating Activities

Our primary source of operating cash is sales of products and services to customers, which are substantially all on a cash basis, and therefore provide us with a significant source of liquidity. Our primary uses of cash in operating activities include: purchases of inventory; freight and warehousing costs; employee-related expenditures; occupancy-related costs for our pet care centers, distribution centers and corporate support centers; credit card fees; interest under our debt agreements; and marketing expenses. Net cash (used in) provided by operating activities is impacted by our net loss adjusted for certain non-cash items, including: depreciation, amortization, impairments and write-offs; amortization of debt discounts and issuance costs; deferred income taxes; equity-based compensation; impairments of goodwill and intangible assets; other non-operating loss (income); and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $8.4 million in the thirteen weeks ended May 4, 2024 compared with net cash provided by operating activities of $37.7 million in the thirteen weeks ended April 29, 2023. The decrease in operating cash flow was driven by lower sales, an increase in cash paid for inventory and higher payroll and fringe benefits. This was partially offset by a decrease in cash paid for operating leases, effective management of accounts payable, and fewer payouts of prior year accrued incentive bonuses.

Investing Activities

Cash used in investing activities consists of capital expenditures, which in the thirteen weeks ended May 4, 2024 and the thirteen weeks ended April 29, 2023 supported the continued build-out of our veterinary hospitals. Net cash used in investing activities was $31.7 million and $62.8 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.

Financing Activities

Net cash used in financing activities was $5.6 million for the thirteen weeks ended May 4, 2024, compared with $37.1 million used in financing activities in the thirteen weeks ended April 29, 2023.

Financing cash flows in the thirteen weeks ended May 4, 2024 primarily consisted of borrowings and repayments on the ABL Revolving Credit Facility.

Financing cash flows in the thirteen weeks ended April 29, 2023 primarily consisted of the $35.0 million principal repayment on the term loan.

Sources of Liquidity

Senior Secured Credit Facilities

On March 4, 2021, the Company completed a refinancing transaction by entering into a $1,700 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and the ABL Revolving Credit Facility, maturing on March 4, 2026 with availability of up to $500.0 million, subject to a borrowing base.

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

Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted Term SOFR, subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are typically $4.25 million quarterly. During the thirteen weeks ended April 29, 2023, the Company repaid $35.0 million in principal of the First Lien Term Loan using existing cash on hand. The repayments were applied to remaining principal payments in order of scheduled payment date.

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

If management’s assessment of qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is performed. We also have the option to bypass the qualitative assessment described above and proceed directly to the quantitative assessment, where we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of our net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference. If a quantitative assessment is performed, the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by reviewing transactional and financial data of publicly traded companies. The assumptions used in the impairment analysis are inherently subject to uncertainty and small changes in these assumptions could have a significant impact on the concluded value. The Company's market capitalization is also considered as part of the analysis, in order to further validate the reasonableness of the fair values concluded for the reporting unit. Factors that may trigger an interim impairment test may include, but are not limited to, current economic and market conditions or a significant decline in the Company's share price and market capitalization compared to net book value.

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

Factors that may trigger an interim impairment test may include, but are not limited to, a significant decline in the Company's share price and market capitalization compared to net book value, or changes in the pattern of utilization of the intangible asset. Significant assumptions used in the determination of fair value of the trade name generally include prospective financial information, growth rates, discount rates and comparable multiples from publicly traded companies in similar industries. An impairment charge is recorded for the amount by which the carrying amount of the trade name exceeds its fair value.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2023 Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of May 4, 2024, we had $1,595.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of May 4, 2024 would have increased gross annual cash interest in the aggregate by approximately $16.2 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of May 4, 2024, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 4, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended May 4, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2023 Form 10-K for information concerning risk factors. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in the 2023 Form 10-K. The risk factor set forth below updates, and should be read together with, the risk factors in our 2023 Form 10-K. You should carefully consider such factors, which could materially and adversely affect our business, financial condition, and/or results of operations. The risks described in this Form 10-Q and the 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or results of operations.

Risks Related to Legal and Regulatory Matters

We are subject to risks related to online payment methods and our Petco Pay promotional financing program.

We currently accept payments using a variety of methods, including, but not limited to, credit cards, debit cards, PayPal, Apple Pay, Google Pay, Samsung Pay, Klarna, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. As a merchant that accepts debit and credit cards for payment, we are subject to PCI DSS, which contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing, and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines.

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

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1†	Form of Retention Bonus Agreement (2024 Officer Form)

10.2†	Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2024 Executive Form)

10.3†	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Interim CEO Form)

10.4†	Form of Nonqualified Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Interim CEO Form)

10.5†	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form)

10.6†	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CHRO Special RSU Form)

10.7†	Separation Agreement and General Release of Claims by and between Petco Health and Wellness Company, Inc., Scooby LP, and Darren McDonald dated April 12, 2024

10.8†

Employment Letter, dated March 12, 2024, between Petco Health and Wellness Company, Inc. and R. Michael Mohan, effective as of March 13, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 13, 2024)

10.9†

Separation and Consulting Agreement and General Release of Claims by and between Petco Animal Supplies Stores, Inc., Petco Health and Wellness Company, Inc., Scooby LP and Ronald V. Coughlin Jr., dated March 12, 2024 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on March 13, 2024)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Petco Health and Wellness Company, Inc.

Date: June 5, 2024	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)