Form 10-Q
period 2024-08-03
Petco Health & Wellness Company, Inc.
filed 2024-09-10
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

The number of shares of the registrant’s Class A Common Stock outstanding as of September 6, 2024 was 236,566,841.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of September 6, 2024 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of September 6, 2024 was 37,790,781.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	August 3, 2024	February 3, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,620	$125,428
Receivables, less allowance for credit losses ($1,859 and $1,806, respectively)	47,035	44,369
Merchandise inventories, net	672,328	684,502
Prepaid expenses	59,758	58,615
Other current assets	35,152	38,830
Total current assets	941,893	951,744
Fixed assets	2,206,885	2,173,015
Less accumulated depreciation	(1,447,180)	(1,356,648)
Fixed assets, net	759,705	816,367
Operating lease right-of-use assets	1,368,740	1,384,050
Goodwill	980,064	980,297
Trade name	1,025,000	1,025,000
Other long-term assets	201,245	205,694
Total assets	$5,276,647	$5,363,152
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$474,496	$485,131
Accrued salaries and employee benefits	135,235	101,265
Accrued expenses and other liabilities	196,518	200,278
Current portion of operating lease liabilities	306,507	310,507
Current portion of long-term debt and other lease liabilities	5,095	15,962
Total current liabilities	1,117,851	1,113,143
Senior secured credit facilities, net, excluding current portion	1,575,630	1,576,223
Operating lease liabilities, excluding current portion	1,104,709	1,116,615
Deferred taxes, net	219,574	251,629
Other long-term liabilities	127,400	121,113
Total liabilities	4,145,164	4,178,723
Commitments and contingencies (Notes 3 and 7)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 235.8 million and 231.2 million shares, respectively	236	231
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,260,381	2,229,582
Accumulated deficit	(1,118,549)	(1,047,243)
Accumulated other comprehensive (loss) income	(10,623)	1,821
Total stockholders’ equity	1,131,483	1,184,429
Total liabilities and stockholders’ equity	$5,276,647	$5,363,152

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales:
Products	$1,263,749	$1,278,598	$2,543,480	$2,595,194
Services and other	260,006	252,136	509,415	491,448
Total net sales	1,523,755	1,530,734	3,052,895	3,086,642
Cost of sales:
Products	787,103	789,091	1,579,825	1,594,850
Services and other	155,927	148,639	313,685	294,306
Total cost of sales	943,030	937,730	1,893,510	1,889,156
Gross profit	580,725	593,004	1,159,385	1,197,486
Selling, general and administrative expenses	578,257	568,967	1,173,699	1,145,832
Operating income (loss)	2,468	24,037	(14,314)	51,654
Interest income	(672)	(764)	(1,090)	(1,940)
Interest expense	36,805	37,493	73,622	74,694
Loss on partial extinguishment of debt	—	305	—	746
Other non-operating (income) loss	—	(1,795)	2,665	(4,614)
Loss before income taxes and income from equity method investees	(33,665)	(11,202)	(89,511)	(17,232)
Income tax (benefit) expense	(4,651)	6,732	(9,128)	5,724
Income from equity method investees	(4,191)	(3,328)	(9,077)	(6,458)
Net loss attributable to Class A and B-1 common stockholders	$(24,823)	$(14,606)	$(71,306)	$(16,498)

Net loss per Class A and B-1 common share:
Basic	$(0.09)	$(0.05)	$(0.26)	$(0.06)
Diluted	$(0.09)	$(0.05)	$(0.26)	$(0.06)

Weighted average shares used in computing net loss per Class A and B-1 common share:
Basic	273,074	267,163	271,421	266,824
Diluted	273,074	267,163	271,421	266,824

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net loss attributable to Class A and B-1 common stockholders	$(24,823)	$(14,606)	$(71,306)	$(16,498)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(10,921)	1,107	(9,256)	2,164
Unrealized (loss) gain on derivatives	(7,848)	3,915	(1,476)	2,931
(Gains) losses on derivatives reclassified to income	(862)	361	(1,712)	794
Total other comprehensive (loss) gain, net of tax	(19,631)	5,383	(12,444)	5,889
Comprehensive loss attributable to Class A and B-1 common stockholders	$(44,454)	$(9,223)	$(83,750)	$(10,609)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at February 3, 2024	231,156	37,791	37,791	$269	$2,229,582	$(1,047,243)	$1,821	$1,184,429
Equity-based compensation expense (Note 6)	—	—	—	—	17,451	—	—	17,451
Net loss	—	—	—	—	—	(46,483)	—	(46,483)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,665	1,665
Unrealized gain on derivatives (Note 4), net of tax	—	—	—	—	—	—	6,372	6,372
Gains on derivatives reclassified to income (Note 4), net of tax	—	—	—	—	—	—	(850)	(850)
Issuance of common stock, net of tax withholdings	1,793	—	—	2	(277)	—	—	(275)
Balance at May 4, 2024	232,949	37,791	37,791	$271	$2,246,756	$(1,093,726)	$9,008	$1,162,309
Equity-based compensation expense (Note 6)	—	—	—	—	11,879	—	—	11,879
Net loss	—	—	—	—	—	(24,823)	—	(24,823)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(10,921)	(10,921)
Unrealized loss on derivatives (Note 4), net of tax	—	—	—	—	—	—	(7,848)	(7,848)
Gains on derivatives reclassified to income (Note 4), net of tax	—	—	—	—	—	—	(862)	(862)
Issuance of common stock, net of tax withholdings	2,878	—	—	3	1,746	—	—	1,749
Balance at August 3, 2024	235,827	37,791	37,791	$274	$2,260,381	$(1,118,549)	$(10,623)	$1,131,483

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 28, 2023	228,338	37,791	37,791	$266	$2,152,342	$232,967	$(4,098)	$2,381,477
Equity-based compensation expense (Note 6)	—	—	—	—	22,282	—	—	22,282
Net loss	—	—	—	—	—	(1,892)	—	(1,892)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,057	1,057
Unrealized loss on derivatives (Note 4), net of tax	—	—	—	—	—	—	(984)	(984)
Losses on derivatives reclassified to income (Note 4), net of tax	—	—	—	—	—	—	433	433
Issuance of common stock, net of tax withholdings	727	—	—	1	(1,254)	—	—	(1,253)
Balance at April 29, 2023	229,065	37,791	37,791	$267	$2,173,370	$231,075	$(3,592)	$2,401,120
Equity-based compensation expense (Note 6)	—	—	—	—	24,322	—	—	24,322
Net loss	—	—	—	—	—	(14,606)	—	(14,606)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,107	1,107
Unrealized gain on derivatives (Note 4), net of tax	—	—	—	—	—	—	3,915	3,915
Losses on derivatives reclassified to income (Note 4), net of tax	—	—	—	—	—	—	361	361
Issuance of common stock, net of tax withholdings	761	—	—	1	(1,457)	—	—	(1,456)
Balance at July 29, 2023	229,826	37,791	37,791	$268	$2,196,235	$216,470	$1,791	$2,414,764

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Twenty-six weeks ended
	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net loss	$(71,306)	$(16,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	99,305	97,919
Amortization of debt discounts and issuance costs	2,435	2,446
Provision for deferred taxes	(27,782)	(11,002)
Equity-based compensation	29,348	46,248
Impairments, write-offs and losses on sale of fixed and other assets	7,069	1,035
Loss on partial extinguishment of debt	—	746
Income from equity method investees	(9,077)	(6,458)
Amounts reclassified out of accumulated other comprehensive (loss) income	(2,274)	1,055
Non-cash operating lease costs	207,605	211,576
Other non-operating loss (income)	2,665	(4,614)
Changes in assets and liabilities:
Receivables	(2,083)	(16,679)
Merchandise inventories	11,769	(23,011)
Prepaid expenses and other assets	(7,166)	(14,237)
Accounts payable and book overdrafts	(9,644)	97,062
Accrued salaries and employee benefits	34,591	1,221
Accrued expenses and other liabilities	3,015	(1,238)
Operating lease liabilities	(209,738)	(232,518)
Other long-term liabilities	2,224	1,212
Net cash provided by operating activities	60,956	134,265
Cash flows from investing activities:
Cash paid for fixed assets	(60,029)	(114,023)
Cash paid for acquisitions, net of cash acquired	(259)	(2,040)
Proceeds from investment	998	10,248
Proceeds from sale of assets	1,019	—
Cash received from partial surrender of officers' life insurance	206	—
Net cash used in investing activities	(58,065)	(105,815)
Cash flows from financing activities:
Borrowings under long-term debt agreements	201,000	—
Repayments of long-term debt	(201,000)	(60,000)
Debt refinancing costs	(3,028)	—
Payments for finance lease liabilities	(3,528)	(3,349)
Proceeds from employee stock purchase plan and stock option exercises	1,630	2,454
Tax withholdings on stock-based awards	(3,468)	(4,873)
Proceeds from issuance of common stock	2,500	—
Net cash used in financing activities	(5,894)	(65,768)
Net decrease in cash, cash equivalents and restricted cash	(3,003)	(37,318)
Cash, cash equivalents and restricted cash at beginning of period	136,649	213,727
Cash, cash equivalents and restricted cash at end of period	$133,646	$176,409
Supplemental cash flow disclosures:
Interest paid, net	$69,399	$72,005
Income taxes paid	$15,581	$27,423
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$15,684	$30,336

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

In August 2024, the Company entered into an interest rate swap agreement to fix the interest rate on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate swap becomes effective September 30, 2024 and expires on December 31, 2026.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	August 3, 2024	February 3, 2024
Cash and cash equivalents	$127,620	$125,428
Restricted cash included in other current assets	6,026	11,221
Total cash, cash equivalents and restricted cash in the statement of cash flows	$133,646	$136,649

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Consumables	$744,766	$734,077	$1,508,740	$1,497,128
Supplies and companion animals	518,983	544,521	1,034,740	1,098,066
Services and other	260,006	252,136	509,415	491,448
Net sales	$1,523,755	$1,530,734	$3,052,895	$3,086,642

3. Senior Secured Credit Facilities

On March 4, 2021, the Company entered into a $1,700.0 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility with availability of up to $500.0 million, subject to a borrowing base, originally maturing on March 4, 2026 (as amended from time to time, the “ABL Revolving Credit Facility”). In March 2024, the Company amended the ABL Revolving Credit Facility, which now consists of two tranches, to increase its total availability from $500.0 million to $581.0 million and extend the maturity on a portion of this availability. The first tranche has availability of up to $35.0 million, subject to a borrowing base, maturing on March 4, 2026. The second tranche has availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029. Interest on the ABL Revolving Credit Facility is now

based on, at the Company's option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin. All other key terms of the ABL Revolving Credit Facility remained unchanged.

As of August 3, 2024, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

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

The Company voluntarily repaid $35.0 million and $25.0 million of the principal of the First Lien Term Loan using existing cash on hand in March 2023 and May 2023, respectively. The repayments were applied to the remaining principal payments in order of scheduled payment date and, as a result, the entire remaining balance was included in senior secured credit facilities, net, excluding current portion in the consolidated balance sheets as of August 3, 2024 and February 3, 2024. The Company accounted for the repayments as partial extinguishments and recognized losses on debt extinguishment of $0.3 million and $0.7 million during the thirteen and twenty-six week periods ended July 29, 2023, respectively.

As of August 3, 2024, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,580.5 million, net of the unamortized discount and debt issuance costs). As of February 3, 2024, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,578.6 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 9.0% and 9.0% as of August 3, 2024 and February 3, 2024, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of August 3, 2024 and February 3, 2024, the estimated fair value of the First Lien Term Loan was approximately $1,451.7 million and $1,497.6 million, respectively, based upon Level 2 fair value hierarchy inputs.

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

As of August 3, 2024 and February 3, 2024, no amounts were outstanding under the ABL Revolving Credit Facility. As of August 3, 2024, $527.6 million was available under the ABL Revolving Credit Facility, which is net of $53.4 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. As of August 3, 2024 and February 3, 2024, unamortized debt issuance costs of $4.9 million and $2.4 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

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

4. Derivative Instruments

The interest rate caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of August 3, 2024, AOCI included unrealized losses of $6.4 million ($4.9 million, net of tax). As of February 3, 2024, AOCI included unrealized losses of $2.2 million ($1.7 million, net of tax). Approximately $1.1 million and $2.3 million of pre-tax gains deferred in AOCI were reclassified to interest expense during the thirteen and twenty-six week periods ended August 3, 2024, respectively. Approximately $0.5 million and $1.1 million of pre-tax losses deferred in AOCI were reclassified to interest expense during the thirteen and twenty-six week periods ended July 29, 2023, respectively. The Company currently estimates that $1.8 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	August 3, 2024	February 3, 2024
Current asset portion of cash flow hedges	Other current assets	$655	$2,259
Non-current asset portion of cash flow hedges	Other long-term assets	—	—
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	(291)	(124)
Non-current liability portion of cash flow hedges	Other long-term liabilities	(5,540)	(3,067)
Total cash flow hedges		$(5,176)	$(932)

5. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	August 3, 2024
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$76,044	$—	$—
Investments of officers' life insurance	$—	$15,667	$—
Non-qualified deferred compensation plan	$—	$(21,394)	$—

	February 3, 2024
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$80,186	$—	$—
Investments of officers' life insurance	$—	$14,945	$—
Non-qualified deferred compensation plan	$—	$(20,355)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $71.5 million and $69.6 million as of August 3, 2024 and February 3, 2024, respectively. Also included in the Company’s money market mutual funds balances were $4.5 million and $10.6 million as of August 3, 2024 and February 3, 2024, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

In February 2022, the Company amended a collaboration agreement with a vendor, and as part of the amendment the Company was granted a right to receive equity and warrants for common shares of the vendor that is subject to certain performance conditions and other contingencies. The warrants were exercised in July 2024. Cash consideration for the exercise of the warrants was de minimis. The Company's interest is accounted for as an investment in an equity security without a readily determinable fair value. When an upward or downward adjustment occurs, the resulting gains or losses are included in other non-operating income in the consolidated statements of operations.

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

There were no triggering events identified and no indications of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen week period ended August 3, 2024 and the thirteen and twenty-six week periods ended July 29, 2023. During the thirteen and twenty-six week periods ended August 3, 2024, the Company recorded fixed asset and right-of-use asset impairment charges of $3.4 million and $6.9 million, respectively. During the thirteen and twenty-six week periods ended July 29, 2023, the Company recorded fixed asset and right-of-use asset impairment charges of $0.9 million and $1.1 million, respectively.

6. Stockholders’ Equity

Equity-Based Compensation

Equity-based compensation awards under the Company’s current equity incentive plan (as amended, the “2021 Equity Incentive Plan”) include restricted stock units (“RSUs,” which include performance-based stock units), restricted stock awards (“RSAs”), non-qualified stock options, and other equity compensation awards. In addition, the Company has made equity-based compensation awards of RSUs and non-qualified stock options outside of the 2021 Equity Incentive Plan as employment inducement awards (collectively, the “Inducement Awards”). The Company also has an employee stock purchase plan (“ESPP”).

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
RSUs and RSAs	$8,946	$16,778	$19,668	$31,274
Options	2,465	4,917	8,018	10,002
ESPP	314	423	634	854
Other awards	189	2,001	1,028	4,118
Total equity-based compensation expense	$11,914	$24,119	$29,348	$46,248

Activity under the 2021 Equity Incentive Plan and the Inducement Awards was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, February 3, 2024	9,618	6,310
Granted	14,736	15,213
Vested and delivered/exercised	(3,471)	—
Forfeited/expired	(4,034)	(8,812)
Nonvested/outstanding, August 3, 2024	16,849	12,711
Unrecognized compensation expense as of August 3, 2024	$56,796	$14,266
Weighted average remaining expense period as of August 3, 2024	2.1 years	2.5 years

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, February 3, 2024	198,145
Granted	—
Forfeited	(5,002)
Outstanding, August 3, 2024	193,143
Vested, August 3, 2024	188,974

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of August 3, 2024, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $0.8 million, which is expected to be recognized over a weighted average period of 0.8 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

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

All outstanding equity awards were excluded from the calculation of diluted loss per Class A and B-1 common share in the twenty-six weeks ended August 3, 2024 and July 29, 2023, as their effect would be antidilutive in a net loss period.

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

Executive Summary

Comparing the thirteen weeks ended August 3, 2024 with the thirteen weeks ended July 29, 2023 (unless otherwise noted), our results included the following:

•
a decrease in net sales from $1.53 billion to $1.52 billion, representing a period-over-period decrease of 0.5%;
•
operating income of $2.5 million, compared to operating income of $24.0 million in the prior year period;
•
net loss attributable to Class A and B-1 common stockholders of $24.8 million, compared to net loss attributable to Class A and B-1 common stockholders of $14.6 million in the prior year period; and
•
a decrease in Adjusted EBITDA from $112.6 million to $83.5 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales:
Products	$1,263,749	$1,278,598	$2,543,480	$2,595,194
Services and other	260,006	252,136	509,415	491,448
Total net sales	1,523,755	1,530,734	3,052,895	3,086,642
Cost of sales:
Products	787,103	789,091	1,579,825	1,594,850
Services and other	155,927	148,639	313,685	294,306
Total cost of sales	943,030	937,730	1,893,510	1,889,156
Gross profit	580,725	593,004	1,159,385	1,197,486
Selling, general and administrative expenses	578,257	568,967	1,173,699	1,145,832
Operating income (loss)	2,468	24,037	(14,314)	51,654
Interest income	(672)	(764)	(1,090)	(1,940)
Interest expense	36,805	37,493	73,622	74,694
Loss on partial extinguishment of debt	—	305	—	746
Other non-operating (income) loss	—	(1,795)	2,665	(4,614)
Loss before income taxes and income from equity method investees	(33,665)	(11,202)	(89,511)	(17,232)
Income tax (benefit) expense	(4,651)	6,732	(9,128)	5,724
Income from equity method investees	(4,191)	(3,328)	(9,077)	(6,458)
Net loss attributable to Class A and B-1 common stockholders	$(24,823)	$(14,606)	$(71,306)	$(16,498)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales:
Products	82.9%	83.5%	83.3%	84.1%
Services and other	17.1	16.5	16.7	15.9
Total net sales	100.0	100.0	100.0	100.0
Cost of sales:
Products	51.7	51.6	51.7	51.7
Services and other	10.2	9.7	10.3	9.5
Total cost of sales	61.9	61.3	62.0	61.2
Gross profit	38.1	38.7	38.0	38.8
Selling, general and administrative expenses	37.9	37.2	38.4	37.1
Operating income (loss)	0.2	1.5	(0.4)	1.7
Interest income	(0.0)	(0.0)	(0.0)	(0.1)
Interest expense	2.4	2.3	2.4	2.5
Loss on partial extinguishment of debt	—	0.0	—	0.0
Other non-operating (income) loss	—	(0.1)	0.1	(0.1)
Loss before income taxes and income from equity method investees	(2.2)	(0.7)	(2.9)	(0.6)
Income tax (benefit) expense	(0.3)	0.4	(0.3)	0.2
Income from equity method investees	(0.3)	(0.1)	(0.3)	(0.3)
Net loss attributable to Class A and B-1 common stockholders	(1.6)%	(1.0)%	(2.3)%	(0.5)%

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operational Data:
Comparable sales change	0.3%	3.2%	-0.5%	4.1%
Total pet care centers at end of period	1,420	1,429	1,420	1,429
Adjusted EBITDA (in thousands)	$83,523	$112,578	$159,167	$223,604

Thirteen and Twenty-six Weeks Ended August 3, 2024 Compared with Thirteen and Twenty-six Weeks Ended July 29, 2023

Net Sales and Comparable Sales

	Thirteen weeks ended				Twenty-six weeks ended
(dollars in thousands)	August 3, 2024	July 29, 2023	$ Change	% Change	August 3, 2024	July 29, 2023	$ Change	% Change
Consumables	$744,766	$734,077	$10,689	1.5%	$1,508,740	$1,497,128	$11,612	0.8%
Supplies and companion animals	518,983	544,521	(25,538)	(4.7%)	1,034,740	1,098,066	(63,326)	(5.8%)
Services and other	260,006	252,136	7,870	3.1%	509,415	491,448	17,967	3.7%
Net sales	$1,523,755	$1,530,734	$(6,979)	(0.5%)	$3,052,895	$3,086,642	$(33,747)	(1.1%)

Net sales decreased $7.0 million, or 0.5%, to $1.52 billion in the thirteen weeks ended August 3, 2024 compared to net sales of $1.53 billion in the thirteen weeks ended July 29, 2023. Net sales decreased $33.7 million, or 1.1%, to $3.05 billion in the twenty-six weeks ended August 3, 2024 compared to net sales of $3.09 billion in the twenty-six weeks ended July 29, 2023. We continue to experience momentum in consumables and services, although we have also experienced a decrease in supplies and companion animals sales driven by softening in discretionary spend associated with the current macroeconomic environment.

The comparison of consumables sales between the periods reflects the impact of prior year inflation, coupled with pricing actions taken in the third quarter of fiscal 2023. The decrease in supplies and companion animals sales is primarily due to a decrease in spending on certain non-essential items. The increase in services and other sales was primarily driven by a 10.1% and 10.3% increase in service-related sales during the thirteen and twenty-six week periods ended August 3, 2024, respectively, reflecting maturity of our veterinary hospital footprint and growth in our veterinary and grooming businesses.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

Gross profit decreased $12.3 million, or 2.1%, to $580.7 million in the thirteen weeks ended August 3, 2024 compared to gross profit of $593.0 million for the thirteen weeks ended July 29, 2023. As a percentage of sales, our gross profit rate was 38.1% for the thirteen weeks ended August 3, 2024 compared with 38.7% for the thirteen weeks ended July 29, 2023. Gross profit decreased $38.1 million, or 3.2%, to $1,159.4 million in the twenty-six weeks ended August 3, 2024 compared to gross profit of $1,197.5 million for the twenty-six weeks ended July 29, 2023. As a percentage of sales, our gross profit rate was 38.0% for the twenty-six weeks ended August 3, 2024 compared with 38.8% for the twenty-six weeks ended July 29, 2023. The decrease in gross profit rate between the periods was primarily due to the mix impact of higher consumables and services sales and softer supplies and companion animal sales during the thirteen and twenty-six weeks ended August 3, 2024. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $9.3 million, or 1.6%, to $578.3 million for the thirteen weeks ended August 3, 2024 compared to $569.0 million for the thirteen weeks ended July 29, 2023. As a percentage of net sales, SG&A expenses were 37.9% for the thirteen weeks ended August 3, 2024 compared with 37.2% for the thirteen weeks ended July 29, 2023. The increase in SG&A expenses period-over-period included higher pet care center payroll and fringe benefits and depreciation expense. This increase was partially offset by a decrease in stock compensation and advertising expenses.

SG&A expenses increased $27.9 million, or 2.4%, to $1,173.7 million for the twenty-six weeks ended August 3, 2024 compared to $1,145.8 million for the twenty-six weeks ended July 29, 2023. As a percentage of net sales, SG&A expenses were 38.4% for the twenty-six weeks ended August 3, 2024 compared with 37.1% for the twenty-six weeks ended July 29, 2023. The increase in SG&A expenses included higher pet care center payroll and fringe benefits and depreciation expense. This increase was partially offset by a decrease in stock compensation and advertising expenses.

Interest Expense

Interest expense decreased $0.7 million, or 1.8%, to $36.8 million in the thirteen weeks ended August 3, 2024 compared with $37.5 million in the thirteen weeks ended July 29, 2023. Interest expense decreased $1.1 million, or 1.4%, to $73.6 million in the twenty-six weeks ended August 3, 2024 compared with $74.7 million in the twenty-six weeks ended July 29, 2023. The decrease was primarily driven by pre-tax gains recognized in interest expense related to the Company's cash flow hedges during the thirteen and twenty-six week periods ended August 3, 2024. For more information on derivative instruments, refer to Note 4, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Partial Extinguishment of Debt

There was no loss on debt extinguishment and modification for the thirteen and twenty-six weeks ended August 3, 2024. Loss on partial extinguishment of debt was $0.3 million and $0.7 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively. This loss was recognized in conjunction with the $35.0 million and $25.0 million repayments on the First Lien Term Loan in March 2023 and May 2023, respectively. For more information regarding these activities, refer to Note 3, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating (Income) Loss

There was no other non-operating income or loss for the thirteen weeks ended August 3, 2024. Other non-operating loss was $2.7 million for the twenty-six weeks ended August 3, 2024. Other non-operating income was $1.8 million and $4.6 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively. For more information regarding this activity, refer to Note 5, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

Our effective tax rates were 14.7% and 11.3%, resulting in income tax benefit of $4.7 million and $9.1 million for the thirteen and twenty-six weeks ended August 3, 2024, respectively, compared to effective tax rates of -85.5% and -53.1%, resulting in income tax expense of $6.7 million and $5.7 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively. The change in effective tax rates for the thirteen and twenty-six weeks ended August 3, 2024 was primarily driven by a change in earnings and a decrease in the amount of compensation associated expenses not expected to be deductible for corporate income tax purposes.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net loss attributable to Class A and B-1 common stockholders	$(24,823)	$(14,606)	$(71,306)	$(16,498)
Interest expense, net	36,133	36,729	72,532	72,754
Income tax (benefit) expense	(4,651)	6,732	(9,128)	5,724
Depreciation and amortization	49,718	48,664	99,305	97,919
Income from equity method investees	(4,191)	(3,328)	(9,077)	(6,458)
Loss on partial extinguishment of debt	—	305	—	746
Asset impairments and write offs	3,561	1,031	7,069	1,035
Equity-based compensation	11,914	24,119	29,348	46,248
Other non-operating (income) loss	—	(1,795)	2,665	(4,614)
Mexico joint venture EBITDA (1)	9,902	8,544	20,398	17,278
Acquisition and divestiture-related costs (2)	—	—	3,719	—
Other costs (3)	5,960	6,183	13,642	9,470
Adjusted EBITDA	$83,523	$112,578	$159,167	$223,604
Net sales	$1,523,755	$1,530,734	$3,052,895	$3,086,642
Net margin (4)	(1.6)%	(1.0)%	(2.3)%	(0.5)%
Adjusted EBITDA Margin	5.5%	7.4%	5.2%	7.2%

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net income	$8,822	$6,656	$18,377	$12,915
Depreciation	6,996	6,443	13,944	12,151
Income tax expense	3,903	2,364	7,359	6,438
Foreign currency (gain) loss	(380)	395	99	522
Interest expense, net	463	1,230	1,016	2,530
EBITDA	$19,804	$17,088	$40,795	$34,556
50% of EBITDA	$9,902	$8,544	$20,398	$17,278

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Twenty-six weeks ended
	August 3, 2024	July 29, 2023
(dollars in thousands)
Net cash provided by operating activities	$60,956	$134,265
Cash paid for fixed assets	(60,029)	(114,023)
Free Cash Flow	$927	$20,242

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $581 million secured asset-based revolving credit facility (as amended, the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of August 3, 2024 was $655.2 million, inclusive of cash and cash equivalents of $127.6 million and $527.6 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Twenty-six weeks ended
(dollars in thousands)	August 3, 2024	July 29, 2023
Total cash provided by (used in):
Operating activities	$60,956	$134,265
Investing activities	(58,065)	(105,815)
Financing activities	(5,894)	(65,768)
Net decrease in cash, cash equivalents and restricted cash	$(3,003)	$(37,318)

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

Net cash provided by operating activities was $61.0 million in the twenty-six weeks ended August 3, 2024 compared with net cash provided by operating activities of $134.3 million in the twenty-six weeks ended July 29,

2023. The decrease in operating cash flow was driven by lower sales and an increase in cash paid for inventory, which was partially offset by a decrease in cash paid for operating leases and timing differences in accounts payable.

Investing Activities

Net cash used in investing activities was $58.1 million and $105.8 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. The decrease was primarily driven by reductions in capital spend, reflecting fewer anticipated hospital build-outs and a balanced approach between focused investments and cash flow.

Financing Activities

Net cash used in financing activities was $5.9 million for the twenty-six weeks ended August 3, 2024, compared with $65.8 million used in financing activities in the twenty-six weeks ended July 29, 2023.

Financing cash flows in the twenty-six weeks ended August 3, 2024 primarily consisted of borrowings and repayments on the ABL Revolving Credit Facility.

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

Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted Term SOFR, subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are typically $4.25 million quarterly. During the thirteen and twenty-six weeks ended July 29, 2023, the Company repaid $35.0 million and $25.0 million in principal, respectively, of the First Lien Term Loan using existing cash on hand. The repayments were applied to remaining principal payments in order of scheduled payment date.

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

In August 2024, the Company entered into an interest rate swap agreement to fix the interest rate on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate swap becomes effective September 30, 2024 and expires on December 31, 2026.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of August 3, 2024, we had $1,595.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of August 3, 2024 would have increased annual cash interest in the aggregate by approximately $16.2 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 4, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of August 3, 2024, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Foreign Currency Risk

Substantially all of our business is currently conducted in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. Our results of current and future operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into forward currency contracts to hedge our foreign currency exposure. A hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material effect on our operating results.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 3, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended August 3, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2023 Form 10-K and Part II, Item 1A, “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended May 4, 2024 (the “Q1 Form 10-Q”) for information concerning risk factors. Except as set forth in the Q1 Form 10-Q, there have been no material changes with respect to the risk factors disclosed in the 2023 Form 10-K. You should carefully consider such factors, which could materially and adversely affect our business, financial condition and/or results of operations. The risks described in the Q1 Form 10-Q and the 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, on May 13, 2024 the Company issued 1,470,589 shares of Class A Common Stock, par value $0.001 per share, to GSSB Corporation, an Ontario corporation, of which Glenn Murphy, the Company's Executive Chairman, is the sole stockholder, at a price per share equal to $1.70 for a total purchase price of $2,500,001.30. The shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

10.1†

Stock Purchase Agreement, dated May 13, 2024, among Petco Health and Wellness Company, Inc., GSSB Corporation and Scooby Aggregator, LP. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 14, 2024)

10.2†

Offer Letter, dated May 13, 2024, between Glenn Murphy and Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 14, 2024)

10.3†

Offer Letter, dated July 17, 2024, between Joel D. Anderson and Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on July 17, 2024)

10.4†

First Amendment to Restricted Stock Unit Award and Nonqualified Stock Options, effective July 29, 2024, between R. Michael Mohan and Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on August 2, 2024)

10.5†	Transition and Separation Agreement and General Release of Claims between Petco Animal Supplies Stores, Inc. and Amy College dated June 4, 2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.

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

Petco Health and Wellness Company, Inc.

Date: September 10, 2024	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)