Form 10-Q
period 2024-11-02
Petco Health & Wellness Company, Inc.
filed 2024-12-06
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

The number of shares of the registrant’s Class A Common Stock outstanding as of December 4, 2024 was 237,866,468.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of December 4, 2024 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of December 4, 2024 was 37,790,781.

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

Forward-looking statements are subject to many risks, uncertainties and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Form 10-Q as well as the following: (i) increased competition (including from multi-channel retailers, mass and grocery retailers, and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory, and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation, prevailing interest rates and the impact of tariffs; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a data privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances, or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflicts in Ukraine and the Middle East), health crises, and pandemics; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; (xx) impairments of the carrying value of our goodwill and other intangible assets; (xxi) our ability to successfully implement our operational adjustments, achieve the expected benefits of our cost action plans and drive improved profitability; and (xxii) the other risks, uncertainties and other factors referred to under “Risk Factors” and identified elsewhere in this Form 10-Q and our other filings with the SEC. The occurrence of any such factors could significantly alter the results set forth in these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	November 2, 2024	February 3, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,675	$125,428
Receivables, less allowance for credit losses ($1,623 and $1,806, respectively)	40,432	44,369
Merchandise inventories, net	690,291	684,502
Prepaid expenses	46,720	58,615
Other current assets	37,665	38,830
Total current assets	931,783	951,744
Fixed assets	2,233,558	2,173,015
Less accumulated depreciation	(1,493,752)	(1,356,648)
Fixed assets, net	739,806	816,367
Operating lease right-of-use assets	1,328,398	1,384,050
Goodwill	980,064	980,297
Trade name	1,025,000	1,025,000
Other long-term assets	206,429	205,694
Total assets	$5,211,480	$5,363,152
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$447,673	$485,131
Accrued salaries and employee benefits	129,486	101,265
Accrued expenses and other liabilities	190,789	200,278
Current portion of operating lease liabilities	340,437	310,507
Current portion of long-term debt and other lease liabilities	5,294	15,962
Total current liabilities	1,113,679	1,113,143
Senior secured credit facilities, net, excluding current portion	1,576,856	1,576,223
Operating lease liabilities, excluding current portion	1,064,322	1,116,615
Deferred taxes, net	210,708	251,629
Other long-term liabilities	123,077	121,113
Total liabilities	4,088,642	4,178,723
Commitments and contingencies (Notes 4 and 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 237.2 million and 231.2 million shares, respectively	237	231
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,271,052	2,229,582
Accumulated deficit	(1,135,221)	(1,047,243)
Accumulated other comprehensive (loss) income	(13,268)	1,821
Total stockholders’ equity	1,122,838	1,184,429
Total liabilities and stockholders’ equity	$5,211,480	$5,363,152

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales:
Products	$1,263,194	$1,257,803	$3,806,674	$3,852,997
Services and other	248,243	236,363	757,658	727,811
Total net sales	1,511,437	1,494,166	4,564,332	4,580,808
Cost of sales:
Products	782,240	787,994	2,362,065	2,366,472
Services and other	153,440	156,171	467,125	466,849
Total cost of sales	935,680	944,165	2,829,190	2,833,321
Gross profit	575,757	550,001	1,735,142	1,747,487
Selling, general and administrative expenses	571,780	559,611	1,745,479	1,705,443
Goodwill impairment	—	1,222,524	—	1,222,524
Operating income (loss)	3,977	(1,232,134)	(10,337)	(1,180,480)
Interest income	(1,346)	(1,139)	(2,436)	(3,079)
Interest expense	35,797	36,557	109,420	111,251
Loss on partial extinguishment of debt	—	174	—	920
Other non-operating income	(8,465)	(113)	(5,800)	(4,727)
Loss before income taxes and income from equity method investees	(22,009)	(1,267,613)	(111,521)	(1,284,845)
Income tax benefit	(857)	(22,902)	(9,985)	(17,178)
Income from equity method investees	(4,479)	(3,574)	(13,557)	(10,032)
Net loss attributable to Class A and B-1 common stockholders	$(16,673)	$(1,241,137)	$(87,979)	$(1,257,635)

Net loss per Class A and B-1 common share:
Basic	$(0.06)	$(4.63)	$(0.32)	$(4.71)
Diluted	$(0.06)	$(4.63)	$(0.32)	$(4.71)

Weighted average shares used in computing net loss per Class A and B-1 common share:
Basic	274,495	267,852	272,446	267,167
Diluted	274,495	267,852	272,446	267,167

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net loss attributable to Class A and B-1 common stockholders	$(16,673)	$(1,241,137)	$(87,979)	$(1,257,635)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(7,198)	407	(16,454)	2,571
Unrealized gain on derivatives	5,127	2,628	3,651	5,559
(Gains) losses on derivatives reclassified to income	(574)	(286)	(2,286)	508
Total other comprehensive (loss) income, net of tax	(2,645)	2,749	(15,089)	8,638
Comprehensive loss attributable to Class A and B-1 common stockholders	$(19,318)	$(1,238,388)	$(103,068)	$(1,248,997)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at February 3, 2024	231,156	37,791	37,791	$269	$2,229,582	$(1,047,243)	$1,821	$1,184,429
Equity-based compensation expense (Note 7)	—	—	—	—	17,451	—	—	17,451
Net loss	—	—	—	—	—	(46,483)	—	(46,483)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,665	1,665
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	6,372	6,372
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(850)	(850)
Issuance of common stock, net of tax withholdings	1,793	—	—	2	(277)	—	—	(275)
Balance at May 4, 2024	232,949	37,791	37,791	$271	$2,246,756	$(1,093,726)	$9,008	$1,162,309
Equity-based compensation expense (Note 7)	—	—	—	—	11,879	—	—	11,879
Net loss	—	—	—	—	—	(24,823)	—	(24,823)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(10,921)	(10,921)
Unrealized loss on derivatives (Note 5), net of tax	—	—	—	—	—	—	(7,848)	(7,848)
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(862)	(862)
Issuance of common stock, net of tax withholdings	2,878	—	—	3	1,746	—	—	1,749
Balance at August 3, 2024	235,827	37,791	37,791	$274	$2,260,381	$(1,118,548)	$(10,623)	$1,131,484
Equity-based compensation expense (Note 7)	—	—	—	—	11,330	—	—	11,330
Net loss	—	—	—	—	—	(16,673)	—	(16,673)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(7,198)	(7,198)
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	5,127	5,127
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(574)	(574)
Issuance of common stock, net of tax withholdings	1,331	—	—	1	(659)	—	—	(658)
Balance at November 2, 2024	237,158	37,791	37,791	$275	$2,271,052	$(1,135,221)	$(13,268)	$1,122,838

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 28, 2023	228,338	37,791	37,791	$266	$2,152,342	$232,967	$(4,098)	2,381,477
Equity-based compensation expense (Note 6)	—	—	—	—	22,282	—	—	22,282
Net loss	—	—	—	—	—	(1,892)	—	(1,892)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,057	1,057
Unrealized loss on derivatives (Note 4), net of tax	—	—	—	—	—	—	(984)	(984)
Losses on derivatives reclassified to income (Note 4), net of tax	—	—	—	—	—	—	433	433
Issuance of common stock, net of tax withholdings	727	—	—	1	(1,254)	—	—	(1,253)
Balance at April 29, 2023	229,065	37,791	37,791	$267	$2,173,370	$231,075	$(3,592)	$2,401,120
Equity-based compensation expense (Note 7)	—	—	—	—	24,322	—	—	24,322
Net loss	—	—	—	—	—	(14,606)	—	(14,606)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,107	1,107
Unrealized gain on derivatives (Note 4), net of tax	—	—	—	—	—	—	3,915	3,915
Losses on derivatives reclassified to income (Note 4), net of tax	—	—	—	—	—	—	361	361
Issuance of common stock, net of tax withholdings	761	—	—	1	(1,457)	—	—	(1,456)
Balance at July 29, 2023	229,826	37,791	37,791	$268	$2,196,235	$216,469	$1,791	$2,414,763
Equity-based compensation expense (Note 7)	—	—	—	—	18,678	—	—	18,678
Net loss	—	—	—	—	—	(1,241,137)	—	(1,241,137)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	407	407
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	2,628	2,628
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(286)	(286)
Issuance of common stock, net of tax withholdings	467	—	—	—	(2,200)	—	—	(2,200)
Balance at October 28, 2023	230,293	37,791	37,791	$268	$2,212,713	$(1,024,668)	$4,540	$1,192,853

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirty-nine weeks ended
	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net loss	$(87,979)	$(1,257,635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	149,414	148,593
Amortization of debt discounts and issuance costs	3,661	3,658
Provision for deferred taxes	(35,629)	(35,164)
Equity-based compensation	40,705	64,431
Impairments, write-offs and losses on sale of fixed and other assets	8,449	2,202
Loss on partial extinguishment of debt	—	920
Income from equity method investees	(13,557)	(10,032)
Amounts reclassified out of accumulated other comprehensive (loss) income	(3,035)	674
Goodwill impairment	—	1,222,524
Non-cash operating lease costs	311,347	316,355
Other non-operating income	(5,800)	(4,727)
Changes in assets and liabilities:
Receivables	4,287	(600)
Merchandise inventories	(6,194)	(77,718)
Prepaid expenses and other assets	1,601	(6,004)
Accounts payable and book overdrafts	(36,427)	105,421
Accrued salaries and employee benefits	28,986	11,586
Accrued expenses and other liabilities	(817)	(1,098)
Operating lease liabilities	(280,101)	(312,935)
Other long-term liabilities	2,769	(1,755)
Net cash provided by operating activities	81,680	168,696
Cash flows from investing activities:
Cash paid for fixed assets	(91,041)	(176,532)
Cash paid for acquisitions, net of cash acquired	(464)	(4,495)
Cash paid for investment	(457)	—
Proceeds from investment	998	24,878
Proceeds from sale of assets	1,252	—
Cash received from partial surrender of officers' life insurance	206	—
Net cash used in investing activities	(89,506)	(156,149)
Cash flows from financing activities:
Borrowings under long-term debt agreements	201,000	—
Repayments of long-term debt	(201,000)	(75,000)
Debt refinancing costs	(3,028)	—
Payments for finance lease liabilities	(4,608)	(4,627)
Proceeds from employee stock purchase plan and stock option exercises	2,585	3,324
Tax withholdings on stock-based awards	(5,251)	(7,737)
Proceeds from issuance of common stock	2,500	—
Net cash used in financing activities	(7,802)	(84,040)
Net decrease in cash, cash equivalents and restricted cash	(15,628)	(71,493)
Cash, cash equivalents and restricted cash at beginning of period	136,649	213,727
Cash, cash equivalents and restricted cash at end of period	$121,021	$142,234
Supplemental cash flow disclosures:
Interest paid, net	$105,252	$107,229
Income taxes paid	$24,652	$31,261
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$14,936	$26,621

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

In August 2024, the Company entered into an interest rate swap agreement to fix the interest rate on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate swap became effective September 30, 2024 and expires on December 31, 2026. The interest rate swap is accounted for as a cash flow hedge, and changes in the fair value of the interest rate swap are reported as a component of AOCI.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	November 2, 2024	February 3, 2024
Cash and cash equivalents	$116,675	$125,428
Restricted cash included in other current assets	4,346	11,221
Total cash, cash equivalents and restricted cash in the statement of cash flows	$121,021	$136,649

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Consumables	$753,230	$733,277	$2,261,970	$2,230,405
Supplies and companion animals	509,964	524,526	1,544,704	1,622,592
Services and other	248,243	236,363	757,658	727,811
Net sales	$1,511,437	$1,494,166	$4,564,332	$4,580,808

3. Goodwill

The changes in the carrying amount of the Company’s goodwill were as follows (in thousands):

	Thirty-nine weeks ended
	November 2, 2024	October 28, 2023
Beginning balance	$980,297	$2,193,941
Activity from acquisitions and divestiture	(233)	4,830
Impairment	—	(1,222,524)
Ending Balance	$980,064	$976,247

The Company has one reporting unit. The Company performs its annual impairment test during the fourth quarter of each fiscal year or more frequently when warranted by events or changes in circumstances.

During the third quarter of fiscal 2023, the Company concluded that indicators of impairment existed due to declines in the Company's share price, as well as macroeconomic conditions, and performed an interim impairment test. The fair value of the Company’s reporting unit was estimated by management with the assistance of a third-party valuation specialist. Fair value estimates used in the quantitative impairment test were calculated using a combination of discounted cash flow analysis and a public company analysis. The discounted cash flow analysis measures the value of an asset by the present value of its future estimated cash flows. The Company makes estimates and assumptions about sales, gross margins, selling, general and administrative percentages and profit margins, based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. The public company analysis analyzes transactional and financial data of publicly traded companies to develop valuation multiples. These multiples are then applied to the Company to develop an indication of fair value.

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

During the first quarter of fiscal 2024, due to declines in the Company's share price, the Company performed an interim impairment test. As the estimated fair value of the Company's reporting unit was in excess of its carrying value, the Company concluded that goodwill was not impaired during the first quarter of fiscal 2024. The fair value of the Company's reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.

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

As of November 2, 2024, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

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

The Company voluntarily repaid $35.0 million, $25.0 million and $15.0 million of the principal of the First Lien Term Loan using existing cash on hand in March 2023, May 2023, and August 2023, respectively. The repayments were applied to the remaining principal payments in order of scheduled payment date and, as a result, the entire remaining balance was included in senior secured credit facilities, net, excluding current portion in the consolidated balance sheets as of February 3, 2024. The Company accounted for the repayments as partial extinguishments and recognized losses on debt extinguishment of $0.2 million and $0.9 million during the thirteen and thirty-nine week periods ended October 28, 2023, respectively.

As of November 2, 2024, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,581.5 million, net of the unamortized discount and debt issuance costs). As of February 3, 2024, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,578.6 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 8.2% and 9.0% as of November 2, 2024 and February 3, 2024, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of November 2, 2024 and February 3, 2024, the estimated fair value of the First Lien Term Loan was approximately $1,509.6 million and $1,497.6 million, respectively, based upon Level 2 fair value hierarchy inputs.

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

As of November 2, 2024 and February 3, 2024, no amounts were outstanding under the ABL Revolving Credit Facility. As of November 2, 2024, $527.6 million was available under the ABL Revolving Credit Facility, which is net of $53.4 million of outstanding letters of credit issued in the normal course of business and no borrowing base reduction for a shortfall in qualifying assets. As of November 2, 2024 and February 3, 2024, unamortized debt issuance costs of $4.6 million and $2.4 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

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

5. Derivative Instruments

The interest rate swap, caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of November 2, 2024, AOCI included unrealized losses of $0.4 million ($0.3 million, net of tax). As of February 3, 2024, AOCI included unrealized losses of $2.2 million ($1.7 million, net of tax). Approximately $0.8 million and $3.0 million of pre-tax gains deferred in AOCI were reclassified to interest expense during the thirteen and thirty-nine week periods ended November 2, 2024, respectively. Approximately $0.4 million of pre-tax gains and $0.7 million of pre-tax losses deferred in AOCI were reclassified to interest expense during the thirteen and thirty-nine week periods ended October 28, 2023, respectively. The Company currently estimates that $1.1 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	November 2, 2024	February 3, 2024
Current asset portion of cash flow hedges	Other current assets	$1,538	$2,259
Non-current asset portion of cash flow hedges	Other long-term assets	$532	$—
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	$(584)	$(124)
Non-current liability portion of cash flow hedges	Other long-term liabilities	$(1,051)	$(3,067)

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	November 2, 2024
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$64,231	$—	$—
Investments of officers' life insurance	$—	$16,598	$—
Non-qualified deferred compensation plan	$—	$(21,860)	$—

	February 3, 2024
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$80,186	$—	$—
Investments of officers' life insurance	$—	$14,945	$—
Non-qualified deferred compensation plan	$—	$(20,355)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $60.5 million and $69.6 million as of November 2, 2024 and February 3, 2024, respectively. Also included in the Company’s money market mutual funds balances were $3.7 million and $10.6 million as of November 2, 2024 and February 3, 2024, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

In February 2022, the Company amended a collaboration agreement with a vendor, and as part of the amendment the Company was granted a right to receive equity and warrants for common shares of the vendor that is subject to certain performance conditions and other contingencies. The warrants were exercised in July 2024, following the satisfaction of the related performance conditions and contingencies. Cash consideration for the exercise of the warrants was de minimis. The Company's interest is accounted for as an investment in an equity security without a readily determinable fair value. When an upward or downward adjustment occurs, the resulting gains or losses are included in other non-operating income in the consolidated statements of operations.

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

The Company’s trade name has an indefinite life. The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. During the third quarter of fiscal 2023 and the first quarter of fiscal 2024, the Company performed interim impairment tests of its goodwill and indefinite-lived trade name due to declines in the Company's share price. Refer to Note 3 for further discussion of the results of impairment testing performed on the Company’s goodwill.

During the third quarter of fiscal 2023, the Company concluded that the fair value of its trade name exceeded its carrying value, and therefore no trade name impairment charge was recorded. The fair value of the Company’s trade name was estimated by management with the assistance of a third-party valuation specialist using the relief from royalty valuation method, which estimates the hypothetical royalties that would have to be paid if the trade name was not owned. The fair value of the Company's trade name reflected the Company's most recent revenue projections at the time of the analysis, a discount rate of 17.4% and a terminal growth rate of 3%.

During the first quarter of fiscal 2024, the Company concluded that the fair value of its trade name exceeded its carrying value, and therefore no trade name impairment charge was recorded. The fair value of the Company’s trade name was estimated by management using the relief from royalty valuation method. The fair value of the

Company's trade name reflected the Company's most recent revenue projections at the time of the analysis, a discount rate of 14.2% and a terminal growth rate of 3%. The Company's trade name fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.

There were no triggering events identified and no indications of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen week period ended November 2, 2024. There were no indications of impairment of the Company’s other intangible assets or equity and other investments during the thirty-nine week period ended November 2, 2024. There were no indications of impairment of the Company’s other intangible assets or equity and other investments during the thirteen or thirty-nine week periods ended October 28, 2023. During the thirteen and thirty-nine week periods ended November 2, 2024, the Company recorded fixed asset and right-of-use asset impairment charges of $1.3 million and $8.2 million, respectively. During the thirteen and thirty-nine week periods ended October 28, 2023, the Company recorded fixed asset and right-of-use asset impairment charges of $1.0 million and $2.1 million, respectively.

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

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
RSUs and RSAs	$8,210	$12,917	$27,879	$44,191
Options	2,175	4,098	10,193	14,100
ESPP	746	264	1,380	1,118
Other awards	226	904	1,253	5,022
Total equity-based compensation expense	$11,357	$18,183	$40,705	$64,431

Activity under the 2021 Equity Incentive Plan and the Inducement Awards was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, February 3, 2024	9,618	6,310
Granted	14,841	15,213
Vested and delivered/exercised	(4,483)	—
Forfeited/expired	(5,328)	(9,403)
Nonvested/outstanding, November 2, 2024	14,648	12,120
Unrecognized compensation expense as of November 2, 2024	$44,288	$11,959
Weighted average remaining expense period as of November 2, 2024	2.0 years	2.4 years

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, February 3, 2024	198,145
Granted	—
Forfeited	(5,202)
Outstanding, November 2, 2024	192,943
Vested, November 2, 2024	189,564

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of November 2, 2024, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $0.6 million, which is expected to be recognized over a weighted average period of 0.6 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

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

All outstanding equity awards were excluded from the calculation of diluted loss per Class A and B-1 common share in the thirty-nine weeks ended November 2, 2024 and October 28, 2023, as their effect would be antidilutive in a net loss period.

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

We strive to be a company, that is improving millions of pet lives as well as the lives of pet parents and the partners who work for us. In tandem with Petco Love, a life-changing independent nonprofit organization, we work with and support thousands of local animal welfare groups across the country and, through in-store adoption events, we have helped find homes for nearly 7 million animals.

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

Executive Summary

Comparing the thirteen weeks ended November 2, 2024 with the thirteen weeks ended October 28, 2023 (unless otherwise noted), our results included the following:

•
an increase in net sales from $1.49 billion to $1.51 billion, representing a period-over-period increase of 1.2%;
•
operating income of $4.0 million, compared to an operating loss of $1,232.1 million resulting primarily from goodwill impairment of $1,222.5 million in the prior year period;
•
net loss attributable to Class A and B-1 common stockholders of $16.7 million, compared to net loss attributable to Class A and B-1 common stockholders of $1,241.1 million impacted by goodwill impairment in the prior year period; and
•
an increase in Adjusted EBITDA from $72.2 million to $81.2 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales:
Products	$1,263,194	$1,257,803	$3,806,674	$3,852,997
Services and other	248,243	236,363	757,658	727,811
Total net sales	1,511,437	1,494,166	4,564,332	4,580,808
Cost of sales:
Products	782,240	787,994	2,362,065	2,366,472
Services and other	153,440	156,171	467,125	466,849
Total cost of sales	935,680	944,165	2,829,190	2,833,321
Gross profit	575,757	550,001	1,735,142	1,747,487
Selling, general and administrative expenses	571,780	559,611	1,745,479	1,705,443
Goodwill impairment	—	1,222,524	—	1,222,524
Operating income (loss)	3,977	(1,232,134)	(10,337)	(1,180,480)
Interest income	(1,346)	(1,139)	(2,436)	(3,079)
Interest expense	35,797	36,557	109,420	111,251
Loss on partial extinguishment of debt	—	174	—	920
Other non-operating income	(8,465)	(113)	(5,800)	(4,727)
Loss before income taxes and income from equity method investees	(22,009)	(1,267,613)	(111,521)	(1,284,845)
Income tax benefit	(857)	(22,902)	(9,985)	(17,178)
Income from equity method investees	(4,479)	(3,574)	(13,557)	(10,032)
Net loss attributable to Class A and B-1 common stockholders	$(16,673)	$(1,241,137)	$(87,979)	$(1,257,635)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales:
Products	83.6%	84.2%	83.4%	84.1%
Services and other	16.4	15.8	16.6	15.9
Total net sales	100.0	100.0	100.0	100.0
Cost of sales:
Products	51.8	52.7	51.8	51.7
Services and other	10.1	10.5	10.2	10.2
Total cost of sales	61.9	63.2	62.0	61.9
Gross profit	38.1	36.8	38.0	38.1
Selling, general and administrative expenses	37.8	37.5	38.2	37.2
Goodwill impairment	—	81.8	—	26.7
Operating income (loss)	0.3	(82.5)	(0.2)	(25.8)
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	2.5	2.4	2.4	2.5
Loss on partial extinguishment of debt	—	0.0	—	0.0
Other non-operating income	(0.6)	(0.0)	(0.1)	(0.2)
Loss before income taxes and income from equity method investees	(1.5)	(84.8)	(2.4)	(28.0)
Income tax benefit	(0.1)	(1.5)	(0.2)	(0.4)
Income from equity method investees	(0.3)	(0.2)	(0.3)	(0.1)
Net loss attributable to Class A and B-1 common stockholders	(1.1)%	(83.1)%	(1.9)%	(27.5)%

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operational Data:
Comparable sales change	1.8%	0.0%	0.3%	2.8%
Total pet care centers at end of period	1,413	1,429	1,413	1,429
Adjusted EBITDA (in thousands)	$81,236	$72,159	$240,403	$295,763

Thirteen and Thirty-nine Weeks Ended November 2, 2024 Compared with Thirteen and Thirty-nine Weeks Ended October 28, 2023

Net Sales and Comparable Sales

	Thirteen weeks ended				Thirty-nine weeks ended
(dollars in thousands)	November 2, 2024	October 28, 2023	$ Change	% Change	November 2, 2024	October 28, 2023	$ Change	% Change
Consumables	$753,230	$733,277	$19,953	2.7%	$2,261,970	$2,230,405	$31,565	1.4%
Supplies and companion animals	509,964	524,526	(14,562)	(2.8%)	1,544,704	1,622,592	(77,888)	(4.8%)
Services and other	248,243	236,363	11,880	5.0%	757,658	727,811	29,847	4.1%
Net sales	$1,511,437	$1,494,166	$17,271	1.2%	$4,564,332	$4,580,808	$(16,476)	(0.4%)

Net sales increased $17.3 million, or 1.2%, to $1.51 billion in the thirteen weeks ended November 2, 2024 compared to net sales of $1.49 billion in the thirteen weeks ended October 28, 2023. Net sales decreased $16.5 million, or 0.4%, to $4.56 billion in the thirty-nine weeks ended November 2, 2024 compared to net sales of $4.58 billion in the thirty-nine weeks ended October 28, 2023. We continue to experience momentum in consumables and services, although we have also experienced a decrease in supplies and companion animals sales driven by softening in discretionary spend associated with the current macroeconomic environment.

The comparison of consumables sales between the periods reflects the impact of prior year inflation, coupled with pricing actions taken in the third quarter of fiscal 2023. The decrease in supplies and companion animals sales is primarily due to a decrease in spending on certain non-essential items. The increase in services and other sales was primarily driven by a 8.6% and 9.7% increase in service-related sales during the thirteen and thirty-nine week periods ended November 2, 2024, respectively, reflecting maturity of our veterinary hospital footprint and growth in our veterinary and grooming businesses.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

Gross profit increased $25.8 million, or 4.7%, to $575.8 million in the thirteen weeks ended November 2, 2024 compared to gross profit of $550.0 million for the thirteen weeks ended October 28, 2023. As a percentage of sales, our gross profit rate was 38.1% for the thirteen weeks ended November 2, 2024 compared with 36.8% for the thirteen weeks ended October 28, 2023, reflecting improvement in product mix and continued progress on product cost management. Gross profit decreased $12.3 million, or 0.7%, to $1,735.1 million in the thirty-nine weeks ended November 2, 2024 compared to gross profit of $1,747.5 million for the thirty-nine weeks ended October 28, 2023. As a percentage of sales, our gross profit rate was 38.0% for the thirty-nine weeks ended November 2, 2024 compared with 38.1% for the thirty-nine weeks ended October 28, 2023. The decrease in gross profit rate between the thirty-nine week periods was primarily due to the mix impact of higher consumables and services sales and softer supplies and companion animal sales during the thirty-nine weeks ended November 2, 2024. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $12.2 million, or 2.2%, to $571.8 million for the thirteen weeks ended November 2, 2024 compared to $559.6 million for the thirteen weeks ended October 28, 2023. As a percentage of net sales, SG&A expenses were 37.8% for the thirteen weeks ended November 2, 2024 compared with 37.5% for the thirteen weeks ended October 28, 2023. The increase in SG&A expenses period-over-period included higher pet care center payroll and fringe benefits and bonuses, which was partially offset by a decrease in stock compensation and advertising expenses.

SG&A expenses increased $40.0 million, or 2.3%, to $1,745.5 million for the thirty-nine weeks ended November 2, 2024 compared to $1,705.4 million for the thirty-nine weeks ended October 28, 2023. As a percentage of net sales, SG&A expenses were 38.2% for the thirty-nine weeks ended November 2, 2024 compared with 37.2% for the thirty-nine weeks ended October 28, 2023. The increase in SG&A expenses included higher pet care center payroll and fringe benefits, bonuses, and store occupancy costs. This increase was partially offset by a decrease in stock compensation and advertising expenses.

Goodwill Impairment

In the thirteen weeks ended October 28, 2023, the Company recorded a pre-tax goodwill impairment charge of $1.22 billion as a result of performing an interim impairment test in the third quarter of fiscal 2023 due to the identification of certain triggering events. For more information on this charge, refer to Note 3, "Goodwill," to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Interest Expense

Interest expense decreased $0.8 million, or 2.1%, to $35.8 million in the thirteen weeks ended November 2, 2024 compared with $36.6 million in the thirteen weeks ended October 28, 2023. Interest expense decreased $1.9 million, or 1.6%, to $109.4 million in the thirty-nine weeks ended November 2, 2024 compared with $111.3 million in the thirty-nine weeks ended October 28, 2023. The decrease was primarily driven by pre-tax gains recognized in interest expense related to the Company's cash flow hedges during the thirteen and thirty-nine week periods ended November 2, 2024. For more information on derivative instruments, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Partial Extinguishment of Debt

There was no loss on debt extinguishment and modification for the thirteen and thirty-nine weeks ended November 2, 2024. Loss on partial extinguishment of debt was $0.2 million and $0.9 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively. This loss was recognized in conjunction with the $35.0 million, $25.0 million and $15.0 million repayments on the First Lien Term Loan in March 2023, May 2023 and August 2023, respectively. For more information regarding these activities, refer to Note 4, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating Income

Other non-operating income was $8.5 million and $5.8 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, and were related to remeasurements of an equity investment without a readily determinable fair value. Other non-operating income was $0.1 million and 4.7 million for the thirteen and thirty-nine weeks ended October 28, 2023. For more information regarding this activity, refer to Note 6, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Benefit

Our effective tax rates were 4.9% and 10.2%, resulting in income tax benefit of $0.9 million and $10.0 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, compared to effective tax rates of 1.8% and 1.3%, resulting in income tax benefit of $22.9 million and $17.2 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively. The change in effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2024 was primarily driven by non-deductible goodwill impaired during the third quarter ending October 28, 2023, in addition to a shortfall in tax deductions resulting from the exercise and vesting of equity-based compensation awards for the periods.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net loss attributable to Class A and B-1 common stockholders	$(16,673)	$(1,241,137)	$(87,979)	$(1,257,635)
Interest expense, net	34,451	35,418	106,984	108,172
Income tax benefit	(857)	(22,902)	(9,985)	(17,178)
Depreciation and amortization	50,109	50,674	149,414	148,593
Income from equity method investees	(4,479)	(3,574)	(13,557)	(10,032)
Loss on partial extinguishment of debt	—	174	—	920
Goodwill impairment	—	1,222,524	—	1,222,524
Asset impairments and write offs	1,380	1,167	8,449	2,202
Equity-based compensation	11,357	18,183	40,705	64,431
Other non-operating income	(8,465)	(113)	(5,800)	(4,727)
Mexico joint venture EBITDA (1)	9,984	9,189	30,382	26,467
Acquisition and divestiture-related costs (2)	—	—	3,719	—
Other costs (3)	4,429	2,556	18,071	12,026
Adjusted EBITDA	$81,236	$72,159	$240,403	$295,763
Net sales	$1,511,437	$1,494,166	$4,564,332	$4,580,808
Net margin (4)	(1.1)%	(83.1)%	(1.9)%	(27.5)%
Adjusted EBITDA Margin	5.4%	4.8%	5.3%	6.5%

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income	$8,958	$7,149	$27,335	$20,064
Depreciation	6,880	6,920	20,824	19,071
Income tax expense	3,637	2,470	10,996	8,908
Foreign currency (gain) loss	(106)	441	(7)	963
Interest expense, net	599	1,397	1,615	3,927
EBITDA	$19,968	$18,377	$60,763	$52,933
50% of EBITDA	$9,984	$9,189	$30,382	$26,467

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirty-nine weeks ended
	November 2, 2024	October 28, 2023
(dollars in thousands)
Net cash provided by operating activities	$81,680	$168,696
Cash paid for fixed assets	(91,041)	(176,532)
Free Cash Flow	$(9,361)	$(7,836)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $581 million secured asset-based revolving credit facility (as amended, the “ABL Revolving Credit Facility”). Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of November 2, 2024 was $644.3 million, inclusive of cash and cash equivalents of $116.7 million and $527.6 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirty-nine weeks ended
(dollars in thousands)	November 2, 2024	October 28, 2023
Total cash provided by (used in):
Operating activities	$81,680	$168,696
Investing activities	(89,506)	(156,149)
Financing activities	(7,802)	(84,040)
Net decrease in cash, cash equivalents and restricted cash	$(15,628)	$(71,493)

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

Net cash provided by operating activities was $81.7 million in the thirty-nine weeks ended November 2, 2024 compared with net cash provided by operating activities of $168.7 million in the thirty-nine weeks ended October 28, 2023. The decrease in operating cash flow was driven by an increase in cash paid for inventory, which was partially offset by decreases in cash paid for advertising, freight, and operating leases as well as other timing differences in accounts payable.

Investing Activities

Net cash used in investing activities was $89.5 million and $156.1 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. This decrease was primarily driven by reductions in capital spend, reflecting fewer anticipated hospital build-outs and a balanced approach between focused investments and cash flow.

Financing Activities

Net cash used in financing activities was $7.8 million for the thirty-nine weeks ended November 2, 2024, compared with $84.0 million used in financing activities in the thirty-nine weeks ended October 28, 2023.

Financing cash flows in the thirty-nine weeks ended November 2, 2024 primarily consisted of borrowings and repayments on the ABL Revolving Credit Facility.

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

Interest on the First Lien Term Loan is based on, at the Company’s option, either a base rate or Adjusted Term SOFR, subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate is 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments are typically $4.25 million quarterly. During the thirty-nine weeks ended October 28, 2023, the Company repaid $75.0 million in principal of the First Lien Term Loan using existing cash on hand. The repayments were applied to remaining principal payments in order of scheduled payment date.

For more information regarding this indebtedness, refer to Note 4, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Derivative Instruments

The Company entered into interest rate cap, collar and swap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. For more information regarding derivative instruments, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of November 2, 2024, we had $1,595.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of November 2, 2024 would have increased annual cash interest in the aggregate by approximately $16.2 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of November 2, 2024, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 2, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended November 2, 2024 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Petco Health and Wellness Company, Inc.

Date: December 6, 2024	By:	/s/ Brian LaRose
Brian LaRose
Chief Financial Officer (Principal Financial and Accounting Officer)