Form 10-K
period 2025-02-01
Petco Health & Wellness Company, Inc.
filed 2025-03-31
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39878

Petco Health and Wellness Company, Inc.

(Exact name of Registrant as specified in its Charter)

i

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq Global Select Market on August 2, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $252 million.

The number of shares of registrant’s Class A Common Stock outstanding as of March 27, 2025 was 239,544,398.

The number of shares of registrant’s Class B-1 Common Stock outstanding as of March 27, 2025 was 37,790,781.

The number of shares of registrant’s Class B-2 Common Stock outstanding as of March 27, 2025 was 37,790,781.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. References to “fiscal year” mean the year in which that fiscal year began. For example, references to fiscal 2024 refer to the fiscal year beginning February 4, 2024 and ending February 1, 2025.

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

Forward-looking statements are subject to many risks, uncertainties, and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Annual Report on Form 10-K as well as the following: (i) increased competition (including from multi-channel retailers, mass and grocery retailers, and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation, prevailing interest rates, and the impact of tariffs; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a data privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances, or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflicts in Ukraine and the Middle East), health crises, and pandemics; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; (xx) impairments of the carrying value of our goodwill and other intangible assets; (xxi) our ability to successfully implement our operational adjustments, achieve the expected benefits of our cost action plans, and drive improved profitability; and (xxii) the other risks, uncertainties, and other factors identified herein under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any such factors could significantly alter the results set forth in these statements.

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

•
Our marketing programs, e-commerce initiatives, and use of personal information are governed by an evolving set of laws and enforcement trends, and changes in privacy laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.
•
Failure to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology or our brand could harm our competitive position or require us to incur significant expenses to enforce our rights.
•
We are party to routine litigation arising in the ordinary course of business and may become involved in additional litigation, all of which requires time and attention from certain members of management and can result in significant legal expenses.
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

PART I

Item 1. Business.

Our Company

Founded in 1965, Petco is a pet specialty retailer focused on improving the lives of pets, pet parents, and our own Petco partners. Building on 60 years of providing solutions for pets and the people who love and care for them, we serve our customers as a fully-integrated, omnichannel provider of pet products, services, and solutions. Through our ecosystem, we provide our customers with a comprehensive offering of products and services to fulfill all of their pets’ needs through our 1,398 pet care centers in the U.S. and Puerto Rico, our digital channel, and our flexible fulfillment options. We also operate 142 pet care centers in Mexico and 2 in Chile through a joint venture.

Our product offering leverages a broad assortment of national, owned brand, and exclusive merchandise, providing customers with a wide variety of nutritional options at a wide range of price points, including health-focused options free from artificial ingredients, complemented by a wide variety of pet care supplies and companion animals. While we offer pet parents a full spectrum of product choices, we maintain a number of premium products to address ongoing humanization and premiumization trends in the market. In addition, our owned product assortment, such as WholeHearted, Reddy, and Well & Good, serves as a significant driver of sales, customer loyalty, and repeat purchasing and was a meaningful contributor to enterprise sales in fiscal 2024.

We integrate our product offering with our services business, building on the foundation of treating the whole pet, including their physical, mental, and social well-being. Our service offering includes veterinary care, grooming, and training. Leveraging our experience in Vetco mobile clinics, we operate a network of full service, general practice veterinary hospitals complemented by prescription and insurance offerings. As of February 1, 2025, we had approximately 300 full service veterinary hospitals in our network and operated over 1,500 Vetco clinics on a weekly basis. By integrating our veterinary hospitals into existing pet care centers, we benefit from certain structural advantages compared to stand-alone veterinary care providers, such as additional basket opportunities (including further tapping into the prescription food and drug market).

Our multichannel, go-to-market strategy integrates our digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pet’s needs. Petco.com, our e-commerce site, and the Petco app, our personalized mobile app, together serve as hubs for pet parents to book appointments and manage all of their pets’ needs, while enabling them to shop wherever, whenever, and however they want. Through our connected platform, we offer our customers the convenience of repeat delivery, buy online and pick up in store (“BOPUS”), curbside pick-up, same day delivery, and ship from store. Further enhancing the customer experience, our over 26,000 knowledgeable, passionate partners in our pet care centers provide important high-quality advice to our customers.

The full value of our ecosystem can be realized through our Vital Care membership program, which has a two-tiered offering—Vital Care Core, our free membership tier, and Vital Care Premier, our paid membership tier. Sitting at the intersection of value and loyalty, Vital Care Premier makes it easier and more affordable for pet parents to care for their pets and links pet parents with our merchandise and services offerings, while Vital Care Core provides pet parents with a suite of loyalty offerings. Vital Care is the foundation of our customer-centric model, serving as a driver of repeat visits and engagement.

Industry Dynamics

The U.S. pet care industry is large, serving millions of households with pets, and has exhibited steady growth driven by an increase in the pet population and trends in pet humanization and premiumization. Due to the essential, repeat nature of pet care, the industry has demonstrated resilience across economic cycles. However, during fiscal 2024, we continued to observe softening discretionary spending and shifts in consumer preferences for more value-centric products associated with the current inflationary environment, macroeconomic and political uncertainty and increased competition. In response to this shifting demand, we have broadened our assortment to include more national brands, and implemented strategic pricing and promotional actions to offer more balanced price points in an effort to appeal to a broader base of consumers. In connection with these efforts, in late fiscal 2024 we also began efforts to optimize our assortment and store labor model, and take costs out of all areas of our business in an effort to enhance our profitability and drive performance.

We are strategically focused on growing our presence in veterinary care, e-commerce, and services. Though we do face competition from both large and small pet specialty retailers, e-commerce retailers, and mass and grocery retailers, among others, we believe that we have built an ecosystem that can appeal to a broad base of consumers through the breadth and depth of our assortment and services capabilities, all offered across an integrated ecosystem.

Marketing and Advertising

In fiscal 2024, we continued to evolve our marketing and media strategy, growing our in-house retail media network to enable advertising activities across paid and owned channels, and enhancing our search engine optimization capabilities through the launch of our in-house content hub. Our marketing efforts leverage our integrated ecosystem and competitive positioning to drive customer acquisition, monetization, and retention. We also utilize personalization technology to provide relevant content to our first-party customers.

Human Capital

Our Partners

Our employees, who we call Petco partners, are our most significant asset, critical to the delivery of our transformation and our continued progress. As of February 1, 2025, we had over 29,000 total partners. Our over 26,000 pet care center partners offer a level of customer engagement and content that is differentiated in retail and grounded in a true passion for pets. Our partners are primarily employed on an at-will basis and are compensated through base salary and incentive programs. We strive for our partners to grow and develop in their careers, and offer competitive compensation and benefits programs, incentive compensation, and a range of health and wellness offerings. Though we have encountered a small number of union campaigns, none have been successful to date and, accordingly, none of our partners are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our partners to be good.

Culture

Our employees are our partners and we strive to create an environment that values diverse backgrounds and identities. We understand that an inclusive workplace unlocks diversity of perspectives which enable critical innovation, creative problem solving and high engagement that is key to our mission of improving the lives of pets, pet parents, and our Petco partners. Embedded in our values is the fundamental belief that we are all accepted as we are, and this sentiment is reinforced in teams across our company.

To better serve our diverse customers across our more than 1,500 pet care centers across the United States, Mexico, and Puerto Rico, we are intentional about bringing the skillsets and experiences that help us meet the needs of all pets and pet parents. From attracting bilingual talent that help us serve multicultural market segments to finding experiences that help us innovate in a competitive and changing industry, we continue to evaluate and enhance our recruiting and development strategies to find and build the best talent. As the need for pet care grows, we collaborate with community and industry associations to inspire the next generation of doctors and expand the field of veterinarian medicine.

Partner Communities

We believe that building and supporting connections between our partners creates a more fulfilling and enjoyable workplace experience and enables us to tap into the diverse expertise of our partners. Petco’s seven Partner Resource Groups are partner-led and organized, and lead this effort by fostering community and a sense of belonging by facilitating engagement activities to increase cultural competencies, educate partners on issues involving a variety of topics, and help our business better reach our diverse customer base.

Compensation and Benefits

We provide competitive compensation and benefits programs to help meet the needs of our partners and their families. In addition to base cash compensation, we offer our partners a mix of annual bonuses, equity awards, various incentive plans, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, and family leave. In fiscal 2024, we also made investments in our 401(k) plan to meet safe-harbor requirements. In addition, we offer a range of webinars, trainings, and subscriptions to support our partners’ total wellbeing.

Talent Development

We invest significant resources to attract, develop, and retain top talent. In recent years, we have introduced foundational leadership development training for all new General Managers and above, provided comprehensive pet health and wellness certifications in all pet care centers, and continuously develop our partners’ customer engagement skills. In fiscal 2024, we proudly provided nearly 600,000 hours of training to our pet care center partners. In addition, over 40% of open Store General Manager and District Manager positions were filled by internal candidates, either through lateral moves or promotions.

Distribution

We currently have seven primary and two regional distribution centers in our network, which are located in various parts of the United States, that handle almost all distribution for our company. In addition, our ship-from-store, same day delivery, BOPUS, and curbside programs enhance our distribution network, affording us the opportunity to utilize our pet care centers as micro-distribution centers.

The majority of relationships we have with third-party domestic transportation and logistics providers are governed by non-exclusive agreements that do not obligate us to minimum volume or fees, and such agreements may generally be terminated by either party on 45 days’ prior written notice. However, the agreements with our top three domestic transportation and logistics providers have certain minimum volume requirements and/or cannot be terminated early without penalty.

Vendor Arrangements

In fiscal 2024, we purchased merchandise from approximately 650 vendors. Our top 10 vendors represented approximately 41% of our annual sales, and no single vendor accounted for more than 9% of our sales. In addition, we only sell the products we carry directly to consumers and primarily purchase our products directly from our vendors rather than through third-party distributors. As such, we do not materially rely on third-party distributors to conduct our overall business. Our policy is to onboard our vendors using a standardized process to confirm their adherence to our applicable standards, policies, and procedures, including those relating to legal compliance, standard payment terms, and product quality. These relationships are typically governed by our standard vendor terms and conditions, under which we submit purchase orders to our vendors specifying the types, quantities, and agreed prices for merchandise that we intend to purchase from them. These agreements do not typically have minimum order requirements or exclusivity obligations for either party. Our terms and conditions do not have a set term, but instead allow us to terminate the relationship for convenience at any time upon written notice to the vendor. Our vendors generally may terminate the relationship on 90-days’ written notice but are obligated to fulfill or perform any purchase order accepted prior to such notice.

Petco Love

Petco Love is a nonprofit organization changing lives by making communities and pet families closer, stronger, and healthier. It is an independent 501(c)(3) nonprofit organization supported by contributions from us, Petco customers, corporate partners, and individual donors. Since its founding in 1999, Petco Love has inspired and empowered animal welfare organizations to make a difference, investing nearly $410 million in adoption and medical care programs, reuniting lost pets, spay/neuter services, pet cancer research, service and therapy animals, and numerous other lifesaving initiatives. Through the Think Adoption First program, Petco Love partners with our pet care centers and animal welfare organizations across the country to increase pet adoptions, helping nearly 7 million pets to date find their new loving families.

In April 2021, Petco Love launched Petco Love Lost, a national lost and found pet database that uses image recognition technology to help reunite lost pets with their families should they ever go missing. To date, more than 3,000 animal welfare organizations and pet industry partners across the U.S. utilize the platform, and Petco Love Lost has helped return over 100,000 pets to their loving homes.

Launched in August 2021, Petco Love’s Vaccinated and Loved initiative provides free pet vaccines to its partners. 3.2 million vaccines have been distributed towards a current commitment of 4 million. Providing these much-needed vaccinations in under-resourced communities is something Petco Love believes gives more pets the best chance to live long and healthy lives.

Our Trademarks and Other Intellectual Property

We believe that our rights in our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the United States and certain foreign jurisdictions. These trademarks include Bond & Co., EveryYay, Good 2 Go, Good Lovin’, Harmony, Imagitarium, Leaps & Bounds, Petco, Petco Love, Petco Park, PetCoach, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, Where the Pets Go, WholeHearted, You & Me, Youly, Vital Care Core, and Vital Care Premier. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

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

Available Information

Our website address is petco.com, and our investor relations website is ir.petco.com. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics and Principles of Corporate Governance) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act. The SEC maintains a website at sec.gov that contains reports, proxy and information statements, and other information regarding Petco and other issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Investing in our securities involves uncertainty and risk due to a variety of factors. You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect on our business, results of operations, financial condition, cash flows or stock price. Further, the risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business. If any of the following risks were to occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. For a summary of these risks, please read “Risk Factors Summary,” which immediately precedes Part I, Item 1 of this Annual Report on Form 10-K.

Risks Related to Our Business

A decline in consumer spending or a change in consumer preferences or demographics could reduce our sales or profitability and adversely affect our business.

Our sales depend on consumer spending, which is influenced by numerous factors beyond our control, including general economic conditions, disruption or volatility in global financial markets, changes in interest rates, inflation, the availability of discretionary income and credit, weather, consumer confidence, and unemployment levels. We have experienced, and could continue to experience, declines in sales of certain products and services and changes in the types of products and services purchased during economic downturns. Our business could be harmed by any material decline in the amount of consumer spending, which could reduce our sales, or a decrease in the sales of higher-margin products and services, which could reduce our profitability and adversely affect our business. For instance, a decline in the amount of discretionary consumer spending due in part to persistent inflation has negatively impacted sales of discretionary items, which has had, and could continue to have, an adverse affect on our profitability.

We have also benefited from increasing pet ownership, discretionary spending on pets, and trends in humanization and premiumization in the pet industry, as well as favorable pet ownership demographics. To the extent these trends continue to slow or reverse, our sales and profitability would continue to be adversely affected. Specifically, though we’ve experienced significant growth in sales of non-discretionary consumables, spending on non-discretionary items has declined due in part to persistent inflation, which has adversely impacted our profitability. Further, in response to shifting consumer demand, beginning in fiscal 2023 we broadened our assortment to include more national brand products, which are typically lower priced and less profitable, in addition to taking strategic pricing actions throughout our broader assortment of merchandise. Though sales of such products have been significant, if we do not increase the average basket size of customers purchasing such products, or we are unsuccessful in transitioning such customers into higher margin products over time, then our profitability could be adversely affected. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns, and pet care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share, and our profitability.

The growth of our business depends in part on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.

Our growth depends, in part, on our ability to successfully introduce, improve, and reposition our products and services to meet the requirements of pet parents. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands, and preferences. For instance, in response to shifting consumer demand and increased competition, beginning in fiscal 2023 we broadened our assortment to include more national brand products, particularly consumables, and in fiscal 2024 we implemented strategic pricing actions across our assortment.

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

The pet care industry is highly competitive. We compete with a number of specialty pet store chains and independent pet stores. We also compete with online retailers, supermarkets, warehouse clubs, and mass merchants. The pet care industry has become increasingly competitive due to the expansion of pet-related product and service offerings by certain supermarkets, warehouse clubs, other retail merchandisers, and online retailers, and the entrance of additional independent pet stores with unique product and service offerings and other pet specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. Some competitors are larger and have access to greater capital and the ability to invest more resources than we do.

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

Our strategies include, among other things, expanding our veterinary service offerings and building out our digital and data capabilities, growing our market share in consumables like fresh/frozen and in services like veterinary care, grooming, and training, enhancing our owned brand portfolio, streamlining floor-level processes and store manager responsibilities in our pet care centers, and introducing new offerings to better connect with our customers. However, we may not be able to execute on these strategies as effectively as anticipated. Our ability to execute on these strategies depends on a number of factors, including:

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

In some circumstances, increased transactions through our website may result in reduced customer traffic in our pet care centers, particularly as customers take advantage of buy online and pick up in store, curbside pickup, and home delivery services available for online orders when making certain types of purchases, such as for bulk orders, repeat deliveries, or heavy pet products. There is a risk that any such reduced customer traffic may reduce the sales of certain products and services in our pet care centers. The availability of free shipping of online and “extended aisle” orders increases our costs and could adversely affect our profitability.

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

We are dependent upon the efforts of our key personnel, including our executive officers, and from time to time, there have been, and in the future may be, changes to our management team resulting from the hiring, departure or realignment of executive functions. The departure of any of our key personnel could affect our ability to run our business effectively. Our success will, in part, depend on our ability to retain our current management and to develop, attract, and retain qualified personnel in the future. Competition for senior management personnel is intense with increasingly aggressive compensation packages, and we cannot assure you that we can retain our key personnel or that our succession planning will prove effective. Furthermore, significant declines in our stock price have reduced the retention value of our outstanding share-based awards, which could impact the competitiveness of our compensation over time. The loss of a member of senior management requires the remaining executive officers and our board of directors to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our key personnel positions, including executive positions, on a timely basis could adversely affect our ability to implement our business strategy and be disruptive to our business, which would negatively impact our results of operations.

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

The pet care industry is highly fragmented. We have completed acquisitions in the past and may pursue expansion and acquisition opportunities in the future, including veterinary hospitals. If we are unable to manage acquisitions, investments, or strategic ventures, or integrate any acquired businesses, services, or technologies effectively, we may not realize the expected benefits from the transaction relative to the consideration paid, and our business, financial condition, and results of operations may be adversely affected. To be successful, the integration process requires us to achieve the benefits of combining the companies, including generating operating efficiencies and synergies, successfully integrating personnel, and eliminating or reducing redundant costs. This integration process involves inherent uncertainties, and we cannot assure you that the anticipated benefits of these acquisitions will be fully realized without incurring unanticipated costs or diverting management’s attention from our core operations. Additionally, acquisitions and other transactions may be subject to regulatory challenges from antitrust or other regulatory authorities that may be lengthy and/or costly and may ultimately block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired operations.

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

We collect, store, and/or transmit proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personally identifiable information. We also collect, store, and transmit employees’ health information in order to administer employee benefits, accommodate disabilities and injuries, and to comply with public health requirements. The protection of customer, employee, and company data in the information technology systems we use (including those maintained by third-party providers) is critical. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other cybersecurity incidents.

While to date, we do not believe such identified cybersecurity incidents have been material to us, including to our reputation or business operations, or had a material financial impact, we cannot assure you that such incidents or future cyber-incidents will not expose us to material liability. Security could be compromised and confidential information, such as customer credit card numbers or account information, employee information, or other personally identifiable information that we or our vendors collect, transmit, or store, could be misappropriated or system disruptions could occur. In addition, cyber-attacks such as ransomware or phishing attacks could lock us out of our information systems and disrupt our operations. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, our employees, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, including as a result of artificial intelligence, supercomputing, new technological discoveries, or other developments may result in the breach or compromise of the technology used or maintained by us to protect transactions or other sensitive data. In addition, data and security breaches could also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships, that result in the unauthorized release of personal or confidential information. Additionally, it may take considerable time for us to investigate and evaluate the full impact of cybersecurity incidents, particularly for sophisticated or widespread attacks. These factors may inhibit our ability to provide prompt, full, and/or reliable information about the incident to our customers, partners, regulators, and the public. Any compromise or breach of our or our vendors’ computer network security could result in a violation of applicable privacy and other laws, costly investigations, litigation, including class actions, and notification, as well as potential regulatory or other actions by governmental agencies and harm to our brand, business, and results of operations. As a result of any of the foregoing, we could experience adverse publicity, loss of sales, the cost of remedial measures, including substantial legal fees, and significant expenditures to reimburse third parties for damages, each of which could adversely impact our results of operations. While we maintain cyber and crime insurance, any such insurance may not be sufficient to cover actual losses, may not apply to the circumstances relating to any particular loss or incident, or may become materially more costly over time.

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

Our operations also depend on our ability to maintain and protect the computer systems we use to manage our purchase orders, pet care center inventory levels, web applications, accounting functions, and other critical aspects of our business. Our systems and those of our vendors are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, terrorist and cyber-attacks, employee error, and similar events. Our disaster recovery planning and those of our vendors may not be sufficient to adequately respond to any such events. In addition, we may have inadequate insurance coverage to compensate for any related losses and expenses. Any of these events could damage our reputation, disrupt our business, and be expensive to remedy.

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
•
issues or disputes arising with our joint venture partners, if any, in such operations; and
•
the risk that a health epidemic, pandemic or similar outbreak, or natural disaster or extreme weather event causes disruptions in any country where we have, or rely on, significant employee presence, facilities, or critical operations, thereby impairing our ability to manage day-to-day operations and service our customers, increasing our costs of operations, and resulting in potential losses in revenue.

Moreover, our products are sourced from a wide variety of vendors, including from vendors overseas, such as China. In addition, some of the products that we purchase from vendors in the United States also depend, in whole or in part, on vendors located outside the U.S. There continues to be significant uncertainty regarding the future of international trade agreements and ultimately the United States’ consistent position on international trade. For example, the U.S. government has threatened to undertake a number of actions relating to trade with Mexico, including the closure of the border and has imposed tariffs on goods imported into the United States from Mexico, and Canada. In addition, the U.S. government has issued sanctions on Chinese companies, raised tariffs, and recently imposed new tariffs on a wide range of imports of Chinese products and may impose additional tariffs in the future. Moreover, recent U.S. tariffs imposed or threatened to be imposed on China, Mexico, Canada, and other countries and any retaliatory actions taken by such countries could result in us incurring additional costs to procure a portion of the merchandise we offer and may require us to raise prices on certain products. Additional trade restrictions, including sanctions, tariffs, quotas, embargoes, safeguards, border shutdowns, and customs restrictions, could increase the cost or reduce the supply of products available to us and to our vendors based in the United States and may require us to modify our supply chain organization or other current business practices or raise prices, any of which could harm our business, financial condition, and results of operations.

Our quarterly operating results may fluctuate due to the timing of expenses, new pet care center openings, pet care center closures, and other factors.

Our expansion plans, including the timing of new and remodeled pet care centers and veterinary hospitals, and related pre-opening costs, the amount of net sales contributed by new and existing pet care centers, and the timing of and estimated costs associated with pet care center closings or relocations, may cause our quarterly results of operations to fluctuate. Further, new pet care centers and service offerings tend to experience higher payroll, advertising, and other store-level expenses as a percentage of net sales than more mature pet care centers, and such openings also often contribute to lower pet care center operating margins until those pet care centers mature, which may result in quarterly fluctuations in operating results. Quarterly operating results are not necessarily accurate predictors of long-term performance.

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

The Company faces risks related to outbreaks of communicable diseases among pets including, but not limited to, canine parvo virus, kennel cough, leptospirosis, feline and canine distemper and canine influenza virus. A widespread outbreak of any communicable disease, can cause decreased customer demand for the Company’s grooming, training, and veterinary services as customers avoid public spaces with other pets in order to avoid contracting the applicable disease. The future impact of any such outbreak of a communicable disease is difficult to predict and dependent on the severity, magnitude and duration of the outbreak.

Fluctuations in the prices and availability of certain commodities, such as grains and meat protein, could materially adversely affect our operating results.

The pet food and supplies industry is subject to risks related to increases in the prices and availability of certain commodities used in the production of certain pet food and other pet-related products, specifically seed, wheat, and rice, as well as other materials that are used in the production of certain pet accessories. Additionally, increased human and/or pet consumption or population increases may potentially limit the supply of or increase prices for certain meat proteins, many of which are used in animal feed. Throughout 2023 and 2024, costs of certain commodities increased due to increased fuel prices, heightened transportation costs, and general inflationary pressures, and at times we have resultingly observed increases in the costs we pay for certain vendor-supplied products. To help mitigate the impact of these cost increases, we have in the past implemented select price increases, which is consistent with our historical practice. However, our ability to pass on increased purchase costs both now and in the future is and will be significantly impacted by market conditions and competitive factors. If we are unable to pass on any increased purchase costs to customers, we would experience decreased demand for or products and services and reduced margins, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our performance depends on recruiting, developing, training, and retaining top talent in our support centers, partners who are capable sales associates in large numbers in our pet care centers, experienced personnel in our distribution centers, and experienced management personnel. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, inflationary pressures, the availability of qualified persons in the markets where we operate, changing demographics, behavioral changes, health and other insurance costs, and governmental labor and employment requirements. We have in the past faced labor shortages at several of our distribution centers, which adversely affected our operations. We have also faced, and could continue to face, increased wage competition and costs across our business in recruiting and retaining top talent. In recent years, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, or market pressures upwardly impact prevailing competitive wage rates, we may need to increase not only the wage rates of our minimum wage partners but also the wages paid to our other hourly partners. If we fail to offer competitive wages, we could fail to recruit and retain top talent and face labor shortages or staffing issues, and the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. Moreover, failure to achieve and maintain a talented workforce and leadership team, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees. If we do not continue to attract, train, and retain quality associates and management personnel, our performance could be adversely affected.

Labor disputes may have an adverse effect on our operations.

We are not currently party to a collective bargaining agreement with any of our employees. We have, however, experienced attempted union organizing campaigns, and may continue to experience union organizing campaigns, which can be disruptive to our operations, increase our labor and operating costs, and decrease our operational flexibility. We cannot assure you that some or all of our employees will not become covered by a collective bargaining agreement or that we will not encounter labor conflicts or strikes. In addition, organized labor may benefit from new legislation or legal interpretations, as well as current or future unionization efforts among other large employers. Particularly, in light of current support for changes to federal and state labor laws, we cannot provide any assurance that we will not experience additional and/or successful union organization activity in the future. Any labor disruptions could have an adverse effect on our business or results of operations and could cause us to lose customers. Further, our responses to any union organizing efforts could negatively impact our reputation and have adverse effects on our business, including on our financial results.

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

Geopolitical events, such as war or civil unrest in a country in which our vendors are located or dependent upon, or terrorist or military activities disrupting transportation, communication, or utility systems, local protests, and unrest and natural disasters, such as hurricanes, tornadoes, floods, earthquakes, wildfires, and other severe weather and climate conditions (including those resulting from climate change), whether occurring in the United States or abroad, particularly during peak seasonal periods, have disrupted and in the future could disrupt our operations or the operations of one or more of our vendors, in the affected areas, and damage or destroy one or more of our pet care centers or distribution centers located in the affected areas. Such events could also result in temporary or long-term supply chain disruptions, or cause increased transportation costs (whether due to fuel prices, fuel supply, or otherwise). For example, the ongoing conflicts in Ukraine and the Middle East have resulted, and could continue to result, in volatile commodity markets, supply chain disruptions, and increased costs for transportation, energy, packaging and raw materials and other input costs. Further, even if a severe weather event does not ultimately cause damage to any of our pet care centers or distribution centers, we expend significant efforts in anticipation of such event to protect the health and safety of our partners, guests, and the live animals that we sell and/or offer for adoption in the subject area. As a result of any such events, day-to-day operations, particularly our ability to receive products from our vendors or transport products to our pet care centers, could be adversely affected, or we could be required to close pet care centers or distribution centers in the affected areas or in areas served by the affected distribution center. These factors have caused and could in the future cause consumer confidence and spending to decrease or otherwise become less predictable during the particular event. Further, these factors could result in increased volatility in the United States and global financial markets and economy. These or other occurrences could significantly impact our operating results and financial performance.

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

Inventory loss and theft may negatively affect the business.

Efficient management of assets and inventory is important to our business success and profitability. Some level of inventory loss or theft is an inherent cost of the retail business and can be caused by a number of factors, including error or misconduct by employees, customers, or vendors. However, if these incidents were to increase in frequency or severity, or if we were required to invest more heavily in security and maintenance efforts, our financial results could be negatively affected.

Inflation has adversely impacted, and is expected to continue to adversely impact, our financial condition and results of operations.

Inflation in the United States remained elevated throughout fiscal 2024. This is primarily believed to be the result of a multitude of factors, including elevated costs of product inputs and transportation costs, increased labor costs, and spending of excess savings, among other factors. We have experienced inflationary pressures in certain areas of our business, including with respect to employee wages and the cost of merchandise, and it has become increasingly difficult to mitigate such pressures through price increases. We cannot predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross margins could decrease, and our financial condition and results of operations could be adversely affected. Furthermore, inflation has resulted in, and may continue to result in, decreased customer spending on certain discretionary items, such as supplies and companion animal sales, which has adversely impacted our revenues and gross margins.

We use artificial intelligence in our business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.

We are implementing the use of artificial intelligence (“AI”) solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of our services and products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient or offset the costs of its implementation. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase regulatory, cybersecurity, and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, they have largely been implemented at the state and local level and what they ultimately will look like in the aggregate remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

We may not achieve some or all of the expected benefits of certain actions we have undertaken to enhance profitability and drive performance and such actions may adversely affect our business.

We have undertaken, and may undertake in the future, actions intended to enhance our profitability and drive performance and in late fiscal 2024 we began efforts to optimize our assortment and store labor model, and take costs out of all areas of our business in an effort to enhance profitability and drive performance. Implementation of any such actions may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings and operational improvements within the projected timing or at all. Additionally, as a result of these actions, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, loss of key employees and/or other retention issues during transitional periods. These actions also require a significant amount of time and focus, which may divert attention from operating and growing our business. Moreover, projections of any cost savings or other benefits associated with these actions are based on current business operations and market dynamics, and could be significantly impacted by various factors, including but not limited to general economic conditions, future investment decisions, and the market environment.

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

Our operations, including those of some of our vendors, are subject to federal, state, and local laws and regulations established by OSHA, the FDA, the USDA, the DEA, the U.S. Environmental Protection Agency, the Equal Employment Opportunity Commission, the National Labor Relations Board, the Federal Trade Commission ("FTC"), and by various other federal, state, local, and foreign authorities. These laws and regulations govern, among other things: our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions, and citizenship requirements; the weights and measures of our products; the manufacturing and distribution of foods, drugs, and controlled substances intended for animal use; our businesses that provide veterinary services and pet insurance plans; the transportation, handling, and sale of small pets; emissions to air and water and the generation, handling, storage, discharge, transportation, disposal, and remediation of waste and hazardous materials; the processing, storage, distribution, safety, advertising, labeling, promotion, and import or export of our products; providing services to our customers; contracted services with various third-party providers; credit and debit card processing; the handling, security, protection, and use of personal information; and the licensing and certification of services. For more information regarding laws and regulations that we are subject to, please read “Business—Government Regulation.”

Violations of or liability under applicable laws and regulations may result in administrative, civil or criminal fines, penalties, or sanctions against us, revocation or modification of applicable permits, licenses, or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, and/or third-party liability claims against us, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we expect to incur (directly, or indirectly through our outsourced private brand manufacturing partners) significant costs to comply with current or future laws and regulations or in any required product recalls. Some of these laws and regulations are subject to varying and uncertain interpretations, application, and enforcement by courts and regulatory authorities with broad discretion, which can mean that our efforts to maintain compliance in all jurisdictions are not always successful. Liabilities under, costs of compliance with, and the impacts on us of any alleged or determined non-compliance with any such laws and regulations could materially and adversely affect our business, reputation, financial condition, and results of operations. In addition, changes in the laws and regulations to which we are subject could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business costlier and less efficient to conduct, and compromise our growth strategy. Although we routinely obtain broad indemnities from our vendors in respect of their products, we could be adversely affected if we were found not to be in compliance with applicable regulations and we were not made whole by our vendors.

Among other regulatory requirements, the FDA regulates the inclusion of specific claims in pet product labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA has issued guidance containing a list of specific factors it will consider in determining whether to initiate an enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in the FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do, and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions, and/or product recalls. In addition, we may produce new products in the future that may be subject to FDA pre-market review before we can market and sell such products. Our distribution centers are also subject to periodic inspection by the FDA and other governmental authorities.

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

In addition, certain states have laws, rules, and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care, or directly employing or otherwise exercising control over veterinarians providing such care. We may experience difficulty in expanding our operations into other states or jurisdictions with similar laws, rules, and regulations. Although we believe that we have structured our operations to comply with our understanding of the veterinary medicine laws of each state or jurisdiction in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is sometimes sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.

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

We currently accept payments using a variety of methods, including, but not limited to, credit cards, debit cards, PayPal, Apple Pay, Google Pay, Samsung Pay, Klarna, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. For certain payment methods, we pay interchange and other fees, which often increase over time and raise our operating costs and lower profitability. As a merchant that accepts debit and credit cards for payment, we are subject to PCI DSS, which contains compliance guidelines and standards with regard to the physical administrative and technical security requirements for storing, processing, and transmitting of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. Additionally, the Fair and Accurate Credit Transactions Act requires systems that print payment card receipts to employ personal account number truncation so that the cardholder’s full account number is not viewable on the slip.

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

We also occasionally receive orders placed with fraudulent cardholder, customer, or account data. Although we have measures in place to detect, reduce, and mitigate the occurrence of such fraudulent activity, those measures are not always effective, and we have incurred, and could in the future continue to incur, financial losses, losses of customers, and reputational harm for such fraudulent transactions, which could harm our business, financial condition, and results of operations.

Our marketing programs, e-commerce initiatives, and use of personal information are governed by an evolving set of laws and enforcement trends, and changes in privacy laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, maintain, use, and share personal information provided to us through online activities and other consumer, employee, and business-to-business interactions in order to provide a better experience for our customers, employees, and vendors. Our current and future marketing programs depend on our ability to collect, maintain, use, and share this personal information with service providers and other vendors, and our ability to do so depends on the trust that our customers place in us and our ability to maintain that trust. Additionally, our use of consumer data is subject to the terms of our privacy policies and certain contractual restrictions in vendor contracts as well as evolving federal, state, and international laws and enforcement trends. While we strive to comply with all such regulatory and contractual obligations and believe that we are good stewards of our customers’ data, this area is rapidly evolving, and these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules, or may conflict with our practices. If we violate privacy laws, we would suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Due to the rapidly evolving nature of this area of the law, we have seen an increase in claims filed against us and others by plaintiffs and state regulatory authorities alleging violations of various data privacy laws. Although no such proceeding filed against us has subjected us to material liability to date, any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business, and result in monetary liability and/or injunctive relief impacting our marketing, analytics, and other business operations.

One of the ways we track consumer data and interactions for marketing purposes, as well as advertise certain employment or independent contractor opportunities, is through the use of third-party “cookies” and similar online tracking technologies. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party cookies and other methods of online tracking (such as pixels, tags, and beacons) for behavioral advertising and other purposes. The U.S. government and various states have enacted, have considered, or are considering legislation or regulations that significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In addition, private litigants have claimed the use of these tracking technologies invades their privacy, violates privacy or other laws, or constitutes an unfair business practice. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective, including for behavioral advertising and recruiting purposes. The regulation of the use of these cookies and other current online tracking, recruiting, and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and/or recruitment, and limit our ability to acquire new customers and/or staff on cost-effective terms and, consequently, materially and adversely affect our business, financial condition, and results of operations.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, continue to expand or further enforce current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gave California residents expanded rights to access and delete their personal information, opt out of certain uses of personal information, and receive detailed information about what personal information is collected, how their personal information is used, and how that personal information is shared. The CCPA provided for civil penalties for violations enforced by the California Attorney General, as well as a private right of action for data breaches that has resulted in an increase in consumer class actions and other litigation. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents and went into effect on January 1, 2023. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also created the California Privacy Protection Agency, a new data protection agency specifically tasked to issue privacy regulations and enforce the law, which results in increased regulatory scrutiny of California businesses in the areas of data collection, protection, and security. The CCPA and CPRA marked the beginning of a trend toward more stringent state privacy legislation in the United States. Similar laws have been passed in several states (including Colorado, Virginia, Utah, Oregon, Montana, Texas, Florida, New Jersey, and others), and have been proposed in additional states and at the federal level. Such laws have conflicting requirements that make compliance challenging. We have incurred and expect to continue to incur costs to adapt our systems and practices to comply with these requirements, and these costs may adversely affect our financial condition and results of operations. Additionally, our risk of regulatory enforcement, investigations, fines, and penalties increases with each state that passes similar privacy laws. Further, the FTC and many state attorneys general have interpreted existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination, and security of other personal data. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we could be subject to government and private claims of unfair or deceptive trade practices, which would lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.

Each of these privacy, security, and data protection laws and regulations—and others, including the CAN-SPAM Act of 2003, regulating our use of certain electronic mail marketing and state data breach notification laws requiring notifications to state residents in certain instances—and any other such changes or new laws or regulations, could impose significant limitations, require ongoing changes to our business, or restrict our use or storage of personal information, which would increase our compliance expenses and make our business costlier or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

We face the risk of litigation resulting from unauthorized text messages and/or telephone calls made in violation of the Telephone Consumer Protection Act and its state law equivalents.

We send short message service, or SMS, text messages to customers and job candidates, and make outbound telephone calls. The actual or perceived improper sending of text messages or placing of telephone calls subjects us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991, a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, restricts telemarketing and the use of automated SMS text messages and certain dialing practices without proper consent. Numerous class action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting or outbound calling programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Federal or state regulatory authorities or private litigants could claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting or calling practices are not adequate or violate applicable law, resulting in civil claims against us. The scope and interpretation of the laws that apply to the delivery of text messages and/or outbound calling are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, or could face negative publicity, and our business, financial condition, and results of operations could be adversely affected as a result. Even an unsuccessful challenge of our SMS texting or calling practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.

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

Our trademarks, such as Bond & Co., EveryYay, Good 2 Go, Good Lovin’, Harmony, Imagitarium, Leaps & Bounds, Petco, Petco Love, Petco Park, PetCoach, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, Where the Pets Go, WholeHearted, You & Me, Youly, Vital Care Core, and Vital Care Premier, are valuable assets that support our brand and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent, and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies, and processes. We might not be able to obtain broad protection in the United States for all of our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial, and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our trademarks. Any of our patents, trademarks, or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Further, our nondisclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies, and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective intellectual property protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. We might be required to expend significant resources to monitor and protect our intellectual property rights. For example, we may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others. However, we may be unable to discover or determine the extent of any infringement, misappropriation, or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights and other proprietary rights. Any such litigation, whether or not resolved in our favor, could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition, and results of operations may be materially adversely affected.

We may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.

We have obligations with respect to the non-use and non-disclosure of third-party intellectual property. The steps we take to prevent misappropriation, infringement, or other violations of the intellectual property of others may not be successful. From time to time, third parties have asserted intellectual property infringement claims against us and are likely to continue to do so in the future. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. While we believe that our products and operations do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, we may from time to time be found to infringe on the proprietary rights of others.

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
•
expend significant resources to develop non-infringing products, operations, or services or re-brand our business and products; and
•
obtain a license from the third party claiming infringement, which may not be available on commercially reasonable terms, or may not be available at all, or could result in reduced profitability of the particular product sold that is subject to the license.

If any of the foregoing occurs, our ability to compete in the markets in which we operate could be affected or our business, financial condition, and results of operations may be materially adversely affected.

We are party to routine litigation arising in the ordinary course of our business and may become involved in additional litigation, all of which requires time and attention from certain members of management and can result in significant legal expenses.

We are involved in litigation arising in the ordinary course of business, including claims related to federal or state wage and hour laws, working conditions, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy, data protection, disputes with landlords and vendors, claims from customers or employees alleging failure to maintain safe premises, and other matters. Even if we prevail, litigation is time-consuming and expensive. An unfavorable outcome in one or more of these existing lawsuits, or future litigation to which we become a party, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy, as well as legal and regulatory requirements requiring certain climate-related disclosures, and pressure from shareholders, ratings agencies, state agencies, the SEC, and other third parties to make various climate-related disclosures. We may also be subject to additional and more complex reporting requirements in the future. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California, including us. The SEC has also adopted rulemaking on climate change disclosures that could significantly increase compliance burdens and associated regulatory costs and complexity, although such rulemaking has been stayed. Such measures have subjected us, and may subject our vendors, to additional costs and restrictions and require significant operating and capital expenditures, including with respect to waste and energy reduction, compliance costs, and workforce initiatives, which could adversely impact our business, financial condition, results of operations and cash flows.

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

Our initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to numerous risks.

We have developed targets, and other initiatives related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these targets and initiatives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated target or initiative is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, evolving disclosure standards and/or policies established by regulators and standards organizations, stockholders, ratings agencies, and proxy advisory firms, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet sustainability and other standards. Furthermore, methodologies for reporting sustainability information may be updated and previously reported information may be adjusted to reflect improvement in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. Our processes and controls for reporting sustainability information across our operations are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals or reported progress in achieving such goals, or adversely impact our ability to achieve such goals in the future.

Our business may face increased scrutiny from regulators, the investment community, other stakeholders, and the media related to our sustainability activities. If our sustainability practices do not meet the expectations and standards of regulators, investors, or other stakeholders, which continue to evolve and may conflict with one another, our reputation, our ability to attract or retain employees and customers, and our attractiveness as an investment, business partner, or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our targets and initiatives, to comply with environmental regulations, or to satisfy various reporting standards with respect to these matters, within required timelines or those which we announce, or at all, could have the same negative impacts, as well as expose us to federal and state government enforcement actions and private litigation. Furthermore, positions we take or do not take on social issues may be unpopular with some of our customers, partners, advocacy groups, or other stakeholders in the communities in which we operate, which may lead to adverse effects on our business.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our cash flows and prevent us from fulfilling our obligations under existing debt agreements.

At February 1, 2025, we had outstanding a (i) $1,700.0 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and (ii) secured asset-based revolving credit facility providing for senior secured financing of up to $581.0 million, consisting of two tranches with the first tranche having availability of up to $35.0 million, subject to a borrowing base, maturing on March 4, 2026, and the second tranche having availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029 (as amended from time to time, the “ABL Revolving Credit Facility”). Our substantial indebtedness could restrict our operations and could have important consequences. For example, it could:

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

We may incur substantial additional indebtedness in the future, which would increase our debt service obligations and could further reduce the cash available to invest in operations. The terms of the credit agreements governing the First Lien Term Loan and ABL Revolving Credit Facility allow us and our subsidiaries to incur additional indebtedness, subject to limitations. As of February 1, 2025, we and our subsidiaries had an additional $515.6 million of unused commitments available to be borrowed under the ABL Revolving Credit Facility. This amount is net of $58.4 million of outstanding letters of credit issued in the normal course of business and a $7.0 million borrowing base reduction for a shortfall in qualifying assets. If new debt is added to our debt levels, or any debt is incurred by our subsidiaries, the related risks that we and our subsidiaries now face could increase.

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

Borrowings under the First Lien Term Loan and ABL Revolving Credit Facility are at variable rates of interest and expose us to interest rate risk. Due to elevated interest rates, our debt service obligations on the variable rate indebtedness have increased even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, have correspondingly decreased. If interest rates continue to rise in the future, our liquidity, results of operations, and financial position may be further adversely affected. Although we have entered into agreements capping portions of our exposure to higher interest rates, these agreements may not prove to be effective in the aggregate, as a significant portion of our variable rate debt remains uncapped.

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

We are currently controlled by our Sponsors through our Principal Stockholder. Our Principal Stockholder currently controls approximately 66% of the outstanding voting power of our company. As long as our Sponsors beneficially own or control at least a majority of our outstanding voting power, they have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. They also have certain rights under the stockholders’ agreement with us. Therefore, even if their ownership falls below 50%, our Sponsors will continue to be able to strongly influence or effectively control our decisions.

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

Four of our eleven directors are affiliated with our Sponsors, and our Sponsors have a right to designate a majority of our directors under the stockholders’ agreement we have with them. These directors have fiduciary duties to us and, in addition, have duties to the applicable Sponsor or stockholder affiliate. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the affiliated Sponsors, whose interests may be adverse to ours in some circumstances. In addition, we waived certain of these duties pursuant to the corporate opportunity waiver included in our certificate of incorporation.

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
•
changing economic conditions, including interest rates, tariffs, and financial market uncertainty;
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

The trading market for our shares is influenced in part by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage, or insufficiently cover, of our company, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

If our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and analysts, our Class A common stock price may decline.

We have been, and anticipate to continue, providing guidance on our expected operating and financial results for future periods. Although we believe that this guidance will provide investors and analysts with a better understanding of management’s expectations for the future and is useful to our current and potential stockholders, such guidance comprises forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts, or if we reduce our guidance for future periods, our share price could decline.

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

For example, during the third quarter of fiscal 2023, we concluded indicators of impairment existed due to declines in the Company's share price as well as macroeconomic conditions, and performed an interim impairment test of our goodwill and indefinite-lived trade name, which resulted in a pre-tax goodwill impairment charge of $1,222.5 million for the thirteen week period ended October 28, 2023. For further information on our evaluation of impairment of our goodwill and indefinite-lived trade name, please read the discussion under "Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Policies and Estimates."

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

Response. Occurs when a security incident is a confirmed data breach; when a security incident requires the Company to take further action to protect the organization and/or affected parties whose impacted personal information is at risk or has been compromised; or when additional administrative, physical, or technical controls are needed after a security incident. In the Response phase, the priority is to swiftly complete required notifications and other procedures according to applicable law.

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

Review. Occurs after the event has been resolved. The priority in this phase is to review the investigation/response process and update the above steps based on the lessons learned.

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

Tier 2. Non-privileged access to Company applications.

Tier 3. No direct system access but may be associated through a partnership or have links hosted or embedded within Company marketing material or websites.

Third party risk scores are weighted based on the classification tier and monitored over the course of the year. A change in risk score may trigger an audit for the third party as well as a remediation plan to address any identified gaps, which our information security team oversees in conjunction with the relevant business owner for the third party relationship.

While we face a variety of cybersecurity risks, such as phishing attempts, ransomware attacks, account takeovers, fraudulent orders, and unauthorized access attempts, such risks have not materially affected us to date, including our business strategy, results of operations or financial condition, and we do not believe such risks are reasonably likely to have such an effect over the long term. For more information about the cybersecurity risks we face, see “Item 1A – Risk Factors - Our reputation and business may be harmed if our or our vendors’ computer network security or any of the databases containing customer, employee, or other personal information maintained by us or our third-party providers is compromised, which could materially adversely affect our results of operations.”

Cybersecurity Governance

Our board of directors has ultimate oversight of our risk management policies and strategies. Our executive leadership team, which is responsible for our day-to-day overall risk management practices, presents to the board of directors on the various material risks to our Company, including risks related to information technology and cybersecurity.

The audit committee has formal oversight responsibility for cybersecurity, as delegated by our board of directors, and is responsible for reviewing our policies and procedures with respect to cybersecurity risk assessment and risk management. As part of the board of directors and audit committee’s oversight, our Chief Technology Officer (“CTO”), and/or Chief Information Security Officer (“CISO”) provide semi-annual updates to the audit committee with respect to cybersecurity incidents, mitigation, threats, risks, and management, which are also communicated to the full board. In addition, a cross-functional committee comprised of key stakeholders throughout the Company meets regularly to review cybersecurity incidents, mitigation, threats, risks, and management.

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

We lease all of our distribution center locations and all of our 1,398 pet care centers in the U.S. and Puerto Rico. The original lease term for pet care centers is generally ten years, with certain leases being shorter or longer, and many of these leases contain renewal options. The vast majority of pet care center leases, excluding renewal options, expire at various dates over the next ten years. Our pet care centers are generally located at sites co-anchored by strong destination stores. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain locations exceed specified amounts, provide for additional rent expense.

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

Holders

As of March 27, 2025, there were ninety-eight shareholders of record of our Class A common stock, one shareholder of record of our Class B-1 common stock, and two shareholders of record of our Class B-2 common stock. The number of record holders of our Class A common stock does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

Recent Sales of Unregistered Equity Securities

As previously disclosed, on May 13, 2024 the Company issued 1,470,589 shares of Class A Common Stock to GSSB Corporation, an Ontario corporation, of which Glenn Murphy, the Company's Executive Chairman, is the sole stockholder, at a price per share equal to $1.70 for a total purchase price of $2,500,001.30. The shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

Performance Graph

The graph below compares the cumulative total return on our Class A common stock with the cumulative total returns of the Nasdaq Composite index and S&P Retail Select Industry index from January 14, 2021 (the initial day of trading for our Class A common stock) through January 31, 2025. The graph assumes that the value of the investment in our Class A common stock and in each index (including reinvestment of dividends) was $100 on January 14, 2021 and tracks it through January 31, 2025. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

	1/14/21	1/21	1/22	1/23	2/24	1/25

Petco Health and Wellness Company Inc.	100.00	88.54	62.24	39.93	8.44	11.63
NASDAQ Composite	100.00	101.44	111.23	91.27	127.96	157.05
S&P Retail Select Industry	100.00	136.47	129.34	113.42	125.56	134.25

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

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a pet specialty retailer focused on improving the lives of pets, pet parents, and our own partners. Through our omnichannel ecosystem, we provide our customers with a comprehensive offering of products and services to fulfill their pets’ needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, including a network of in-store veterinary hospitals, our digital channel, and our flexible fulfillment options.

Our multicategory strategy integrates our digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pets' needs. Our e-commerce site and mobile app serve as hubs for pet parents to manage their pets’ needs, while enabling them to shop wherever, whenever, and however they want.

We strive to be a company that is improving millions of pet lives as well as the lives of pet parents and the partners who work for us. In tandem with Petco Love, a life-changing independent nonprofit organization, we work with and support thousands of local animal welfare groups across the country and, through in-store adoption events, we have helped find homes for nearly 7 million animals.

Our product offering leverages a broad assortment of national, owned brand, and exclusive merchandise, providing customers with a wide variety of nutritional options, including health-focused options free from artificial ingredients, complemented by a wide variety of pet care supplies and companion animals. While we offer pet parents a full spectrum of product choices, we maintain a number of premium products to address ongoing humanization and premiumization trends in the market. We integrate our product offering with our services business which includes veterinary care, grooming and training. Leveraging our experience in Vetco mobile clinics, we operate a network of full service, general practice veterinary hospitals complemented by prescription, and insurance offerings. We are increasingly linking our offerings with membership programs such as Vital Care Premier and pet health insurance in an effort to create deeper engagement with our customers, and with our Vital Care Core loyalty program members specifically, which members accounted for over 90% of transactions in fiscal 2024. Further enhancing the customer experience, our over 26,000 knowledgeable, passionate partners in our pet care centers provide important high-quality advice to our customers.

Macroeconomic factors, including rising interest rates, inflationary pressures, supply chain constraints, tariffs, and global economic and geopolitical developments have had varying impacts on our results of operations, such as decreases in sales of discretionary items like supplies, that are difficult to isolate and quantify. We cannot predict the duration or ultimate severity of these macroeconomic factors or the ultimate impact on our operations and liquidity. For more information regarding certain risks associated with these macroeconomic factors, please refer to the risk factors in Part I, Item 1A, "Risk Factors" of this Form 10-K.

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

Pet Industry Trends

The U.S. pet care industry is large, serving millions of households with pets, and has exhibited steady growth driven by an increase in the pet population and trends in pet humanization and premiumization. Due to the essential, repeat nature of pet care, the industry has demonstrated resilience across economic cycles. However, during fiscal 2024, we continued to observe a softening discretionary spend and shifting consumer preferences for more value-centric products associated with the current inflationary macroeconomic environment. In response to this shifting demand, we have broadened our assortment to include more national brands and implemented strategic pricing actions to offer more balanced price points in an effort to appeal to a broader base of consumers.

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

Innovation and Transformation

We have made significant investments to support our innovation and business transformation strategies. These investments have included: expansion of our veterinary footprint, digital and e-commerce integration and expansion; enhanced supply chain capacity including additional distribution centers; data analytical capabilities; and marketing and advertising.

Gross Margin and Expense Management

Our operating results are impacted by our ability to convert revenue into healthy gross margin and operating margin. There are many factors that impact gross margin results, including (but not limited to) customer shipping preferences, sales mix of product, and potential tariffs. We have shifted our sales mix by broadening our assortment to include more value-oriented national brand products, which can have lower margins. Along with managing gross margin, the other lever in delivering operating margin is expense management. The Company has implemented cost optimization initiatives in the past and expects to continue to find opportunities to operate more efficiently in the future.

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

Our interest expense in fiscal 2024 was primarily associated with a first lien term loan facility, a revolving credit facility, an interest rate swap, and interest rate caps and collars. During fiscal 2024, we entered into an interest rate collar agreement and an interest rate swap agreement to limit the maximum interest and to fix the interest on a portion of our variable-rate debt and decrease our exposure to interest rate variability. Refer to the discussion under “Liquidity and Capital Resources—Sources of Liquidity” for further information.

Income Tax (Benefit) Expense

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

Net Loss Attributable to Noncontrolling Interest

The noncontrolling interest represents 50% of the net loss of our veterinary joint venture, which was a variable interest entity for which we were deemed to be the primary beneficiary. In May 2022, the Company completed the purchase of the remaining 50% of the issued and outstanding membership interests of the joint venture, which is now a wholly owned subsidiary of the Company.

Executive Summary

Comparing fiscal 2024 (52 weeks) and fiscal 2023 (53 weeks), our results included the following:

•
a decrease in net sales from $6.26 billion to $6.12 billion, representing a period-over-period decrease of 2.2% and comparable sales growth of 0.3%;
•
operating income of $7.1 million, compared to an operating loss of $1,180.3 million, resulting primarily from goodwill impairment of $1,222.5 million in the prior year period;
•
net loss attributable to Class A and B-1 common stockholders of $101.8 million, compared to net loss attributable to Class A and B-1 common stockholders of $1,280.2 million in the prior year, impacted by goodwill impairment in the prior year period, and;
•
A decrease in Adjusted EBITDA from $401.1 million to $336.5 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales:
Products	$5,116,891	$5,273,710	$5,230,515
Services and other	999,571	981,574	805,452
Total net sales	6,116,462	6,255,284	6,035,967
Cost of sales:
Products	3,173,269	3,269,628	3,035,249
Services and other	618,791	631,821	573,611
Total cost of sales	3,792,060	3,901,449	3,608,860
Gross profit	2,324,402	2,353,835	2,427,107
Selling, general and administrative expenses	2,317,351	2,311,625	2,201,548
Goodwill impairment	—	1,222,524	—
Operating income (loss)	7,051	(1,180,314)	225,559
Interest income	(3,714)	(3,405)	(1,032)
Interest expense	143,531	150,909	101,643
Loss on partial extinguishment of debt	—	920	—
Other non-operating (income) loss	(4,800)	(4,727)	12,667
(Loss) income before income taxes and income from equity method investees	(127,966)	(1,324,011)	112,281
Income tax (benefit) expense	(7,481)	(27,613)	35,347
Income from equity method investees	(18,669)	(16,188)	(12,976)
Net (loss) income	(101,816)	(1,280,210)	89,910
Net loss attributable to noncontrolling interest	—	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	$(101,816)	$(1,280,210)	$90,801

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales:
Products	83.7%	84.3%	86.7%
Services and other	16.3	15.7	13.3
Total net sales	100.0	100.0	100.0
Cost of sales:
Products	51.9	52.3	50.3
Services and other	10.1	10.1	9.5
Total cost of sales	62.0	62.4	59.8
Gross profit	38.0	37.6	40.2
Selling, general and administrative expenses	37.9	37.0	36.5
Goodwill impairment	—	19.5	—
Operating income (loss)	0.1	(18.9)	3.7
Interest income	(0.1)	(0.1)	(0.0)
Interest expense	2.4	2.5	1.6
Loss on partial extinguishment of debt	—	0.0	—
Other non-operating (income) loss	(0.1)	(0.1)	0.2
(Loss) income before income taxes and income from equity method investees	(2.1)	(21.2)	1.9
Income tax (benefit) expense	(0.1)	(0.4)	0.6
Income from equity method investees	(0.3)	(0.3)	(0.2)
Net (loss) income	(1.7)	(20.5)	1.5
Net loss attributable to noncontrolling interest	—	—	0.0
Net (loss) income attributable to Class A and B-1 common stockholders	(1.7)%	(20.5)%	1.5%

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Operational Data:
Comparable sales increase	0.3%	1.8%	4.5%
Total pet care centers (U.S. and Puerto Rico) at end of period	1,398	1,423	1,430
Adjusted EBITDA (in thousands)	$336,526	$401,103	$530,769

Fiscal 2024 (52 weeks) Compared with Fiscal 2023 (53 weeks)

Net Sales and Comparable Sales

	Fiscal years ended
(dollars in thousands)	February 1, 2025	February 3, 2024	$ Change	% Change
Consumables	$3,043,178	$3,063,845	$(20,667)	(0.7%)
Supplies and companion animals	2,073,713	2,209,865	(136,152)	(6.2%)
Services and other	999,571	981,574	17,997	1.8%
Net sales	$6,116,462	$6,255,284	$(138,822)	(2.2%)

Net sales decreased $138.8 million, or 2.2%, to $6.12 billion in fiscal 2024 compared to net sales of $6.26 billion in fiscal 2023, primarily driven by $116.6 million attributable to the 53rd week in fiscal 2023. We continue to experience momentum in services, driven in part by our strategic investments in customer acquisition and retention, as well as a more mature veterinary hospital footprint. This was offset by a decrease in supplies and companion animals sales, driven by softening in discretionary spend.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

Gross profit decreased $29.4 million, or 1.3%, to $2.32 billion in fiscal 2024 compared to gross profit of $2.35 billion for fiscal 2023. As a percentage of sales, our gross profit rate was 38.0% for fiscal 2024 compared to 37.6% for fiscal 2023. The increase was primarily due to supply chain cost efficiencies, decreased shipment volume on lower inventory levels, improved hospital margins, and growth in our Vital Care Premier membership program. These increases were partially offset by the full year impact of investments made in bringing additional brands into our consumables assortment. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative Expenses

SG&A expenses increased $5.7 million, or 0.2%, to $2.32 billion for fiscal 2024 compared to $2.31 billion for fiscal 2023. As a percentage of net sales, SG&A expenses increased from 37.0% in fiscal 2023 to 37.9% in fiscal 2024. The increase in SG&A expenses period-over-period was to support our growth as we continue to invest in infrastructure and our people. The increase included higher payroll, fringe benefits, incentive compensation, and consulting fees associated with our ongoing transformation efforts, which were partially offset by a decrease in stock compensation and advertising expenses.

Goodwill Impairment

In fiscal 2023, the Company recorded a pre-tax goodwill impairment charge of $1.22 billion as a result of performing an interim impairment test due to the identification of certain triggering events. There was no goodwill impairment charge recorded in fiscal 2024. For more information refer to Note 6, "Goodwill," to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this of this Annual Report on Form 10-K.

Interest Expense

Interest expense decreased $7.4 million, or 4.9%, to $143.5 million in fiscal 2024 compared with $150.9 million in fiscal 2023. The decrease was primarily driven by lower interest rates on the First Lien Term Loan and pre-tax gains recognized in interest expense related to the Company's cash flow hedges during fiscal 2024. For more information refer to Note 7, “Senior Secured Credit Facilities,” and Note 8, "Derivative Instruments," in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Loss on Extinguishment and Modification of Debt

In fiscal 2023, the Company recognized $0.9 million of losses on partial extinguishment of debt. This loss was recognized in conjunction with voluntary principal repayments on the First Lien Term Loan during fiscal 2023. The Company did not recognize any losses on extinguishment or modification of debt in fiscal 2024. For more information refer to Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Non-Operating (Income) Loss

Other non-operating income was $4.8 million for fiscal 2024 and was primarily related to remeasurements of an equity investment without a readily determinable fair value. Other non-operating income was $4.7 million for fiscal 2023, and was related to remeasurements of the fair value of the Company's investment in Rover Group, Inc. For more information refer to Note 9, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Income Tax (Benefit) Expense

Our effective tax rate was 6.8% for fiscal 2024, resulting in income tax benefit of $7.5 million, compared to an effective tax rate of 2.1% and income tax benefit of $27.6 million for fiscal 2023. The increase in effective tax rate in fiscal 2024 as compared to fiscal 2023 is primarily driven by non-deductible goodwill impaired during fiscal 2023, in addition to a shortfall in tax deductions resulting from the exercise and vesting of equity-based compensation awards.

Net (Loss) Income Attributable to Class A and B-1 Common Stockholders

Net loss attributable to Class A and B-1 common stockholders was $101.8 million for fiscal 2024 compared with a net loss attributable to Class A and B-1 common stockholders of $1,280.2 million for fiscal 2023. The change period-over-period was primarily driven by a goodwill impairment charge of $1,222.5 million in fiscal 2023.

Prior Year Discussion of Results and Comparisons

For information on fiscal 2023 results and similar comparisons, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our previous Annual Report on Form 10-K filed with the SEC on April 3, 2024.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
(dollars in thousands)	(52 weeks)	(53 weeks)	(52 weeks)
Net (loss) income attributable to Class A and B-1 common stockholders	$(101,816)	$(1,280,210)	$90,801
Interest expense, net	139,817	147,504	100,611
Income tax (benefit) expense	(7,481)	(27,613)	35,347
Depreciation and amortization	199,727	200,782	193,828
Income from equity method investees	(18,669)	(16,188)	(12,976)
Loss on partial extinguishment of debt	—	920	—
Goodwill impairment	—	1,222,524	—
Asset impairments and write offs	8,790	2,833	1,992
Equity-based compensation expense	50,212	81,859	60,784
Other non-operating (income) loss	(4,800)	(4,727)	12,667
Mexico joint venture EBITDA (1)	41,615	38,226	29,584
Acquisition and divestiture-related integration costs (2)	3,719	—	15,314
Other costs (3)	25,412	35,193	2,817
Adjusted EBITDA	$336,526	$401,103	$530,769
Net sales	$6,116,462	$6,255,284	$6,035,967
Net margin (4)	(1.7)%	(20.5)%	1.5%
Adjusted EBITDA Margin	5.5%	6.4%	8.8%

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

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
(dollars in thousands)	(52 weeks)	(53 weeks)	(52 weeks)
Net income	$37,559	$32,375	$24,757
Depreciation	27,360	26,141	19,820
Income tax expense	16,010	11,449	9,409
Foreign currency loss (gain)	169	1,520	(268)
Interest expense, net	2,131	4,966	5,449
EBITDA	$83,229	$76,451	$59,167
50% of EBITDA	$41,615	$38,226	$29,584

(2)
Acquisition and divestiture-related integration costs include direct costs resulting from acquiring, integrating, or divesting businesses. These include third-party professional and legal fees, losses on sales of divestitures, and other integration-related costs that would not have otherwise been incurred as part of the Company’s operations.
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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
(dollars in thousands)	(52 weeks)	(53 weeks)	(52 weeks)
Net cash provided by operating activities	$177,673	$215,719	$346,003
Cash paid for fixed assets	(127,990)	(225,598)	(278,020)
Free Cash Flow	$49,683	$(9,879)	$67,983

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $581 million ABL Revolving Credit Facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of February 1, 2025 was $681.4 million inclusive of cash and cash equivalents of $165.8 million and $515.6 million of availability on the ABL Revolving Credit Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the ABL Revolving Credit Facility, will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of February 1, 2025, while others are considered future obligations. Our contractual obligations primarily consist of operating leases and long-term debt and related interest payments. We also enter certain short-term lease commitments, letters of credit and purchase obligations in the normal course of business. Refer to Note 5, “Leases,” and Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for amounts outstanding as of February 1, 2025 related to operating leases and debt, respectively. Refer also to further discussion on our debt refinancing transaction in “Sources of Liquidity” below.

Purchase obligations and commitments consist of open purchase orders, as well as non-cancellable commitments for information technology, marketing and other products and services used in the normal course of business. We also have a commitment for naming rights to the baseball stadium. As of February 1, 2025, our purchase obligations and commitments were $321.1 million of which $270.5 million is considered short-term.

Cash Flows

The following table summarizes our consolidated cash flows:

	Fiscal years ended
(dollars in thousands)	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Total cash provided by (used in):
Operating activities	$177,673	$215,719	$346,003
Investing activities	(123,903)	(207,445)	(320,324)
Financing activities	(8,754)	(85,352)	(33,842)
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,016	$(77,078)	$(8,163)

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

Net cash provided by operating activities was $177.7 million in fiscal 2024 compared with net cash provided by operating activities of $215.7 million in fiscal 2023. The decrease in operating cash flow was primarily driven by lower sales and the timing of invoice payments. This was partially offset by decreases in inventory purchases, advertising, freight, and cash paid for operating leases.

Net cash provided by operating activities was $215.7 million in fiscal 2023 compared with $346.0 million in fiscal 2022. The decrease in operating cash flow was driven by an increase in inventory purchases, higher payroll and fringe benefits as well as increases in cash paid for interest and operating leases. This was partially offset by an increase in sales, effective management of accounts payable, and lower payouts of prior year accrued incentive bonuses.

Investing Activities

Net cash used in investing activities was $123.9 million, $207.4 million, and $320.3 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively, and consisted primarily of capital expenditures supporting our growth and initiatives.

The decrease in capital expenditures between fiscal 2024 and fiscal 2023 was primarily driven by reductions in new pet care centers and hospitals. In fiscal 2025, we expect to spend approximately $130 million to $140 million in capital expenditures.

The decrease in capital expenditures between fiscal 2023 and fiscal 2022 was primarily driven by reductions in capital spend partially offset by proceeds received from the sale of our investment in Rover Group, Inc. Additionally, in fiscal 2022, we paid $35.0 million for the remaining 50% stake in our veterinary joint venture.

Capital expenditures by category during the periods set forth below are as follows:

	Fiscal years ended
(dollars in thousands)	February 1, 2025	February 3, 2024	January 28, 2023
New and existing pet care center locations	$46,084	$121,815	$146,432
Digital and information technology	51,948	70,598	78,611
Supply chain and other	29,958	33,185	52,977
Total capital expenditures	$127,990	$225,598	$278,020

Financing Activities

Net cash used in financing activities was $8.8 million for fiscal 2024, compared with $85.4 million used in financing activities in fiscal 2023 and $33.8 million used in financing activities in fiscal 2022.

Financing cash flows in fiscal 2024 primarily consisted of borrowings and repayments on the ABL Revolving Credit Facility and payments for tax withholdings on stock-based awards.

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

Sources of Liquidity

Senior Secured Credit Facilities

On March 4, 2021, the Company completed a refinancing transaction by entering into the $1,700.0 million First Lien Term Loan maturing on March 4, 2028 and the ABL Revolving Credit Facility, originally maturing on March 4, 2026 with availability of up to $500.0 million, subject to a borrowing base.

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

The Company voluntarily repaid $35.0 million, $25.0 million and $15.0 million of the principal of the First Lien Term Loan using existing cash on hand in March 2023, May 2023, and August 2023, respectively. The repayments were applied to remaining principal payments in order of scheduled payment date. The next scheduled principal payment is expected to occur in fiscal 2027.

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

We have not made any material changes in our methodology used to establish our inventory valuation and shrink reserves during the past three fiscal years, and we have not had material adjustments between our estimated shrinkage percentages and actual results. A 10% difference in our actual valuation reserve at February 1, 2025 would have an insignificant effect on pre-tax loss in fiscal 2024. Additionally, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to calculate our shrink reserve. However, if estimates of losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual shrink reserve at February 1, 2025 would have affected pre-tax loss by $3.3 million in fiscal 2024.

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

We establish a deferral for vendor income that is earned but not yet received and record the deferral as a reduction to merchandise inventory. The majority of the year-end vendor income deferrals are collected within the following fiscal quarter, and we do not believe there is reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income deferral have not been material. A 10% difference in our vendor income deferred at February 1, 2025 would have affected pre-tax loss by $2.2 million in fiscal 2024.

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

We are required to make assumptions and to apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. There were no significant changes to the self-insurance reserves during the past three years other than routine current period activity. A 10% change in our self-insurance reserves at February 1, 2025 would have affected pre-tax loss by $9.1 million in fiscal 2024.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of February 1, 2025, we had $1,595.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of February 1, 2025 would have increased annual cash interest in the aggregate by approximately $16.2 million. For information regarding the cash flow hedge agreements that we entered into to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, please refer to the section defined within Liquidity and Capital Resources in Part II, Item 7, "Derivative Instruments" of this Form 10-K.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of February 1, 2025, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business.

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

Item 8. Financial Statements and Supplementary Data.

PETCO HEALTH AND WELLNESS COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Petco Health and Wellness Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petco Health and Wellness Company, Inc. (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

To test the recorded amount of vendor allowances, for a sample of vendor contracts, we tested whether the recorded amounts were consistent with the nature of the contractual arrangement and evaluated whether the allowances had been earned as of February 1, 2025, were appropriately recorded in the statement of operations, and were appropriately classified as a reduction of cost of sales based on the contractual terms. For a sample of vendor arrangements, we confirmed the terms of the agreement directly with the vendor.

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2020. San Diego, California March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Petco Health and Wellness Company, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Petco Health and Wellness Company, Inc.’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Petco Health and Wellness Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and our report dated March 31, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

March 31, 2025

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 1, 2025	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$165,756	$125,428
Receivables, less allowance for credit losses ($1,594 and $1,806, respectively)	40,425	44,369
Merchandise inventories, net	653,329	684,502
Prepaid expenses	53,515	58,615
Other current assets	60,594	38,830
Total current assets	973,619	951,744
Fixed assets, net	725,438	816,367
Operating lease right-of-use assets	1,302,346	1,384,050
Goodwill	980,064	980,297
Trade name	1,025,000	1,025,000
Other long-term assets	187,963	205,694
Total assets	$5,194,430	$5,363,152
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$492,878	$485,131
Accrued salaries and employee benefits	157,460	101,265
Accrued expenses and other liabilities	177,079	200,278
Current portion of operating lease liabilities	306,400	310,507
Current portion of long-term debt and other lease liabilities	5,346	15,962
Total current liabilities	1,139,163	1,113,143
Senior secured credit facilities, net, excluding current portion	1,578,091	1,576,223
Operating lease liabilities, excluding current portion	1,037,206	1,116,615
Deferred taxes, net	217,712	251,629
Other long-term liabilities	108,628	121,113
Total liabilities	4,080,800	4,178,723
Commitments and contingencies (Notes 7 and 14)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 239.1 million and 231.2 million shares, respectively	239	231
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,280,495	2,229,582
Accumulated deficit	(1,149,059)	(1,047,243)
Accumulated other comprehensive (loss) income	(18,083)	1,821
Total stockholders’ equity	1,113,630	1,184,429
Total liabilities and stockholders’ equity	$5,194,430	$5,363,152

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales:
Products	$5,116,891	$5,273,710	$5,230,515
Services and other	999,571	981,574	805,452
Total net sales	6,116,462	6,255,284	6,035,967
Cost of sales:
Products	3,173,269	3,269,628	3,035,249
Services and other	618,791	631,821	573,611
Total cost of sales	3,792,060	3,901,449	3,608,860
Gross profit	2,324,402	2,353,835	2,427,107
Selling, general and administrative expenses	2,317,351	2,311,625	2,201,548
Goodwill impairment	—	1,222,524	—
Operating income (loss)	7,051	(1,180,314)	225,559
Interest income	(3,714)	(3,405)	(1,032)
Interest expense	143,531	150,909	101,643
Loss on partial extinguishment of debt	—	920	—
Other non-operating (income) loss	(4,800)	(4,727)	12,667
(Loss) income before income taxes and income from equity method investees	(127,966)	(1,324,011)	112,281
Income tax (benefit) expense	(7,481)	(27,613)	35,347
Income from equity method investees	(18,669)	(16,188)	(12,976)
Net (loss) income	(101,816)	(1,280,210)	89,910
Net loss attributable to noncontrolling interest	—	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	$(101,816)	$(1,280,210)	$90,801

Net (loss) income per Class A and B-1 common share:
Basic	$(0.37)	$(4.78)	$0.34
Diluted	$(0.37)	$(4.78)	$0.34

Weighted average shares used in computing net (loss) income per Class A and B-1 common share:
Basic	273,410	267,549	265,522
Diluted	273,410	267,549	265,951

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Net (loss) income	$(101,816)	$(1,280,210)	$89,910
Net loss attributable to noncontrolling interest	—	—	(891)
Net (loss) income attributable to Class A and B-1 common stockholders	(101,816)	(1,280,210)	90,801

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(21,836)	5,534	194
Unrealized gain (loss) on derivatives	4,303	752	(2,180)
(Gains) losses on derivatives reclassified to income	(2,371)	(367)	126
Total other comprehensive (loss) income, net of tax	(19,904)	5,919	(1,860)

Comprehensive (loss) income	(121,720)	(1,274,291)	88,050
Comprehensive loss attributable to noncontrolling interest	—	—	(891)
Comprehensive (loss) income attributable to Class A and B-1 common stockholders	$(121,720)	$(1,274,291)	$88,941

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) income	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at January 29, 2022	227,187	37,791	37,791	$265	$2,133,821	$142,166	$(2,238)	$2,274,014	$(18,195)	$2,255,819
Equity-based compensation expense (Note 11)	—	—	—	—	61,355	—	—	61,355	—	61,355
Net income	—	—	—	—	—	90,801	—	90,801	(891)	89,910
Foreign currency translation adjustment, net of tax of $71	—	—	—	—	—	—	194	194	—	194
Unrealized loss on derivatives, net of tax of $(714) (Note 8)	—	—	—	—	—	—	(2,180)	(2,180)	—	(2,180)
Losses on derivatives reclassified to income, net of tax of $42 (Note 8)	—	—	—	—	—	—	126	126	—	126
Investment in veterinary joint venture, net of tax of $(13,774) (Note 1)	—	—	—	—	(40,312)	—	—	(40,312)	19,086	(21,226)
Issuance of common stock, net of tax withholdings	1,151	—	—	1	(2,522)	—	—	(2,521)	—	(2,521)
Balance at January 28, 2023	228,338	37,791	37,791	$266	$2,152,342	$232,967	$(4,098)	$2,381,477	$—	$2,381,477
Equity-based compensation expense (Note 11)	—	—	—	—	82,680	—	—	82,680	—	82,680
Net loss	—	—	—	—	—	(1,280,210)	—	(1,280,210)	—	(1,280,210)
Foreign currency translation adjustment, net of tax of $1,932	—	—	—	—	—	—	5,534	5,534	—	5,534
Unrealized gain on derivatives, net of tax of $246 (Note 8)	—	—	—	—	—	—	752	752	—	752
Gains on derivatives reclassified to income, net of tax of $(120) (Note 8)	—	—	—	—	—	—	(367)	(367)	—	(367)
Issuance of common stock, net of tax withholdings	2,818	—	—	3	(5,440)	—	—	(5,437)	—	(5,437)
Balance at February 3, 2024	231,156	37,791	37,791	$269	$2,229,582	$(1,047,243)	$1,821	$1,184,429	$—	$1,184,429
Equity-based compensation expense (Note 11)	—	—	—	—	50,188	—	—	50,188	—	50,188
Net loss	—	—	—	—	—	(101,816)	—	(101,816)	—	(101,816)
Foreign currency translation adjustment, net of tax of $(7,605)	—	—	—	—	—	—	(21,836)	(21,836)	—	(21,836)
Unrealized gain on derivatives, net of tax of $1,418 (Note 8)	—	—	—	—	—	—	4,303	4,303	—	4,303
Gains on derivatives reclassified to income, net of tax of $(776) (Note 8)	—	—	—	—	—	—	(2,371)	(2,371)	—	(2,371)
Issuance of common stock, net of tax withholdings	7,910	—	—	8	725	—	—	733	—	733
Balance at February 1, 2025	239,066	37,791	37,791	$277	$2,280,495	$(1,149,059)	$(18,083)	$1,113,630	$—	$1,113,630

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net (loss) income	$(101,816)	$(1,280,210)	$89,910
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	199,727	200,782	193,828
Amortization of debt discounts and issuance costs	4,896	4,972	4,940
Provision for deferred taxes	(30,492)	(53,549)	(893)
Equity-based compensation expense	50,212	81,859	60,784
Impairments, write-offs and losses on sale of fixed and other assets	8,790	2,833	1,992
Loss on partial extinguishment of debt	—	920	—
Income from equity method investees	(18,669)	(16,188)	(12,976)
Amounts reclassified out of accumulated other comprehensive (loss) income (Note 8)	(3,146)	(488)	168
Goodwill impairment	—	1,222,524	—
Non-cash operating lease costs	414,396	429,056	422,792
Other non-operating (income) loss	(4,800)	(4,727)	12,667
Changes in assets and liabilities:
Receivables	4,178	5,211	6,038
Merchandise inventories	30,767	(32,072)	22,681
Prepaid expenses and other assets	(3,960)	(8,009)	(5,933)
Accounts payable and book overdrafts	8,484	103,919	(22,763)
Accrued salaries and employee benefits	56,981	11,347	(51,427)
Accrued expenses and other liabilities	(12,455)	(8,495)	13,616
Operating lease liabilities	(418,219)	(446,981)	(386,259)
Other long-term liabilities	(7,201)	3,015	(3,162)
Net cash provided by operating activities	177,673	215,719	346,003
Cash flows from investing activities:
Cash paid for fixed assets	(127,990)	(225,598)	(278,020)
Cash paid for acquisitions, net of cash acquired (Note 3)	(629)	(6,725)	(9,640)
Cash paid for interest in veterinary joint venture (Note 1)	—	—	(35,000)
Cash paid for investment	(457)	—	—
Proceeds from investments	998	24,878	—
Proceeds from sale of assets	1,369	—	2,336
Cash received from partial surrender of officers' life insurance	2,806	—	—
Net cash used in investing activities	(123,903)	(207,445)	(320,324)
Cash flows from financing activities:
Borrowings under long-term debt agreements	201,000	273,000	123,000
Repayments of long-term debt	(201,000)	(348,000)	(140,000)
Debt refinancing costs	(3,028)	—	—
Payments for finance lease liabilities	(5,707)	(5,925)	(5,083)
Proceeds from employee stock purchase plan and stock option exercises	3,770	4,223	3,796
Tax withholdings on stock-based awards	(6,289)	(8,650)	(15,555)
Proceeds from issuance of common stock	2,500	—	—
Net cash used in financing activities	(8,754)	(85,352)	(33,842)
Net increase (decrease) in cash, cash equivalents and restricted cash	45,016	(77,078)	(8,163)
Cash, cash equivalents and restricted cash at beginning of year	136,649	213,727	221,890
Cash, cash equivalents and restricted cash at end of year	$181,665	$136,649	$213,727
Supplemental cash flow disclosures:
Interest paid, net	$138,618	$142,114	$89,285
Capitalized interest	$729	$1,260	$1,480
Income taxes paid	$34,840	$32,192	$14,443
Supplemental non-cash investing and financing activities disclosures:
Accounts payable and accrued expenses for capital expenditures	$13,005	$18,888	$29,051
Accrued tax withholdings on stock-based awards	$—	$809	$—

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Petco Health and Wellness Company, Inc. (together with its consolidated subsidiaries, the “Company”) is a pet specialty retailer focused on improving the lives of pets, pet parents, and its own partners with pet care centers in 50 states, the District of Columbia and Puerto Rico. The Company also offers an expanded range of consumables, supplies, and services through its www.petco.com website and mobile app.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2024 refer to the fiscal year that began on February 4, 2024 and ended on February 1, 2025. Fiscal 2024 included 52 weeks, fiscal 2023 included 53 weeks and fiscal 2022 included 52 weeks.

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Petco derives substantially all of its revenue in North America and manages its business activities on a consolidated basis, resulting in a single operating and reportable segment. The Company operates as an omnichannel retailer designed to sell pet food, supplies and companion animals, and services to pet parents across pet care center and online channels.

The Company's CODM is its chief executive officer ("CEO"), who assesses performance and decides how to allocate resources based on consolidated net income (loss) that is reported on the consolidated statement of operations. The CODM uses consolidated net income (loss) in deciding how to reinvest profits into the Company, including to its people, technology, and infrastructure.

The measure of segment assets is reported on the consolidated balance sheet as total assets.

Cash and Cash Equivalents

Cash equivalents represent all liquid investments with original maturities of three months or less and include money market mutual funds. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Included in the Company’s cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $39.6 million and $40.0 million at February 1, 2025 and February 3, 2024, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows. Restricted cash is held in a trust used for certain employee benefit costs.

	February 1, 2025	February 3, 2024
Cash and cash equivalents	$165,756	$125,428
Restricted cash included in other current assets	15,909	11,221
Total cash, cash equivalents and restricted cash in the statement of cash flows	$181,665	$136,649

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $23.2 million and $74.4 million at February 1, 2025 and February 3, 2024, respectively, and are reflected in accounts payable and book overdrafts in the consolidated balance sheets.

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

The Mexico joint venture purchases certain inventory items and pet care center assets from the Company. The Company also receives royalties from the Mexico joint venture for the use of its trademarks. Revenues generated from these transactions were not material in fiscal 2024, 2023, and 2022. The cumulative unrealized foreign currency adjustment on the translation of the Company’s investment in the joint venture is recorded in accumulated other comprehensive income (“AOCI”), net of tax in the consolidated balance sheets.

The Company consolidates variable interest entities (“VIEs”) where it has been determined that the Company is the primary beneficiary of those entities’ operations. The Company previously held a 50% investment in a joint venture with a domestic partner to build and operate veterinary clinics in Petco locations. The joint venture was a VIE for which the Company was the primary beneficiary. Under the amended agreement, the domestic partner provided certain management and support services to the joint venture. These services included administrative, financial reporting, compliance, and technology support services in connection with the operation and growth of the joint venture. As compensation for these services, the joint venture paid the domestic partner a quarterly joint venture management fee equal to a portion of clinic revenues, subject to a minimum fixed fee. The Company incurred and recorded $0.7 million of joint venture management fees under this agreement in fiscal 2022, which was included in selling, general and administrative expenses in the consolidated statements of operations. In May 2022, the Company completed the purchase of the remaining 50% of the issued and outstanding membership interests of the joint venture, which is now a wholly owned subsidiary of the Company, for cash consideration of $35.0 million. Direct transaction costs related to this purchase were not material.

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

Self-Insurance Reserves

The Company is self-insured for workers’ compensation, general, auto liability and employee-related health care benefits, a portion of which is paid by the Company’s employees. Additionally, the Company has insurance coverage to limit its exposure above a per occurrence retention limit. These insurance policies have stated maximum coverage limits after which the Company bears the risk of loss. The Company determines the related liabilities using a number of factors including historical experience and trends related to claims and payments, information provided by the Company’s insurance brokers and actuaries, an estimate of incurred but not reported claims and industry experience and trends. Estimates of future claim costs for workers’ compensation, general, auto liability and employee-related health care benefits are recorded on an undiscounted basis. All estimates of ultimate loss and loss adjustment expense and resulting reserves are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the reporting of an occurrence of an incident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. The Company reports self-insurance liabilities gross of insurance recoveries. As of February 1, 2025, insurance recoveries of $6.1 million and $13.2 million were recorded in other current assets and other long-term assets, respectively. As of February 3, 2024, insurance recoveries of $6.5 million and $14.9 million were recorded in other current assets and other long-term assets, respectively.

Self-insurance reserves are reflected in the consolidated balance sheets as follows (in thousands):

	February 1, 2025	February 3, 2024
Current:
Workers’ compensation and employee-related health care benefits	$33,564	$26,996
General and auto liability reserves	6,899	6,703
	$40,463	$33,699
Non-current:
Workers’ compensation reserve	$32,253	$39,854
General and auto liability reserves	18,550	15,626
	$50,803	$55,480

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
•
Credit card fees;
•
Store pre-opening and remodeling costs;
•
Advertising costs; and
•
Other selling and administrative costs

Advertising Expenses

The Company records advertising expense as incurred and classifies advertising costs within selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising expenses, net of cooperative advertising reimbursements, were $156.1 million, $194.4 million, and $203.7 million for fiscal 2024, 2023, and 2022, respectively. Vendor cooperative advertising reimbursements were not material in fiscal 2024, 2023 and 2022.

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

The Company records contractual obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred. These obligations arise from certain leases and primarily relate to the cost of removing leasehold improvements and certain fixtures from such lease sites and restoring the sites to their original condition. Upon initial recognition of the liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the estimated useful life of the asset. Activity related to these obligations in fiscal 2024, 2023, and 2022 was not material. The Company’s asset retirement obligation was $6.4 million and $5.9 million at February 1, 2025 and February 3, 2024, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

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

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the vesting period of the award, which is also the requisite service period, based upon the corresponding vesting method and probability of vesting (Note 11). The Company recognizes the effect of pre-vesting forfeitures as they occur.

Derivative Instruments

In November 2022, the Company entered into a series of interest rate cap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to the three-month Secured Overnight Financing Rate as published by CME Group ("Term SOFR"). The interest rate caps became effective December 30, 2022 and expired on December 31, 2024. The interest rate caps were accounted for as cash flow hedges, and changes in the fair value of the interest rate caps are reported as a component of accumulated other comprehensive income (loss) ("AOCI").

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

In December 2023, the Company entered into an interest rate collar agreement to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collar became effective December 31, 2024 and expires on December 31, 2026.

In March 2024, the Company entered into two interest rate collar agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collars became effective on December 31, 2024 and expire on December 31, 2026.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides guidance on improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. Public entities with a single reportable segment must provide all the disclosures required by ASU 2023-07, as well as all existing segment disclosures in accordance with Accounting Standards Codification 280. The Company adopted this ASU on February 4, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements, outside of the enhanced disclosures under the “Segment Reporting” header above and Note 15, “Segment Reporting”.

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

In November 2024, the FASB issued ASU No. 2024-03 – Income Statement (Subtopic 220-40): Expense Disaggregation Disclosures, which is intended to improve disclosures on the nature of expenses included in the income statement. The ASU requires additional disclosures about specific expense categories in the notes to financial statements at interim and annual reporting periods, including purchases of inventory, employee compensation, depreciation, amortization, and depletion. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this accounting standard on the Company's consolidated financial statements and related disclosures.

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

Net sales by product type and services were as follows (in thousands):

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Consumables	$3,043,178	$3,063,845	$2,859,602
Supplies and companion animals	2,073,713	2,209,865	2,370,913
Services and other	999,571	981,574	805,452
Net sales	$6,116,462	$6,255,284	$6,035,967

For all contracts with customers, the Company evaluates whether it is the principal (i.e., to report revenue on a gross basis) or agent (i.e., to report revenue on a net basis). Generally, the Company is the principal in its contracts with customers as it controls the related goods or services before they are transferred to the customer.

Revenue from product sales and services is reported net of sales refunds, which includes an estimate of future returns based on historical refund rates, with a corresponding reduction to cost of sales. The Company records a refund liability for sales returns, which is included in accrued expenses and other liabilities, and a corresponding asset for anticipated cost recoveries, which is included in other current assets. The Company’s refund liability and expected cost recoveries were not material as of February 1, 2025 and February 3, 2024. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of the Company’s influence. The Company has significant experience in estimating the amount of refunds based primarily on historical data.

Revenue is recognized net of applicable sales tax in the consolidated statements of operations. Sales tax liability is included in accrued expenses and other liabilities in the consolidated balance sheets.

The Company’s contract liabilities primarily relate to product merchandise not yet delivered to customers, unredeemed gift cards, services not yet completed, and options that provide a material right to customers, such as its customer loyalty program. Substantially all of the Company’s remaining performance obligations have an original expected duration of one year or less. The Company did not have any material contract assets as of February 1, 2025 and February 3, 2024.

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

The Company recognizes service revenue from dog training packages ratably over the life of the contract, as this pattern best depicts when customers use the services provided and, accordingly, when delivery of the performance obligation occurs.

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

Sales Incentives and Customer Loyalty Program

The Company has a customer loyalty program that allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases generally within 45 days of the issuance date. The loyalty program points represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by loyalty program members is deferred and included as part of accrued expenses and other liabilities in the consolidated balance sheets based on the amount of points that are projected to be redeemed, subject to breakage. The Company’s contract liabilities for its customer loyalty program were not material as of February 1, 2025 and February 3, 2024. Revenue is recognized for these performance obligations as actual redemptions occur and the Company updates its estimate of the amount of points that are projected to be redeemed. There is judgment in assessing redemption patterns and the ultimate value of points that is not expected to be redeemed.

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

3. Other Acquisitions

During fiscal 2023 and 2022, the Company completed acquisitions of small, regional veterinary businesses for total consideration of approximately $10.0 million and $9.9 million, respectively. Noncash consideration was not material. Net tangible and identifiable intangible assets acquired and liabilities assumed were not material. The acquisitions resulted in the recognition of $10.0 million and $9.9 million of goodwill, respectively. The tax-deductible portion of goodwill in these acquisitions was $10.0 million and $9.9 million, respectively. There were no acquisitions of veterinary businesses during fiscal 2024.

Pro forma results of operations for the acquisitions have not been presented because they are not material to the consolidated results of operations.

4. Composition of Balance Sheet Accounts

Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Equipment	$1,046,993	$978,242
Leasehold improvements	779,757	753,160
Furniture and fixtures	426,113	428,561
Buildings and related improvements	12,816	12,816
Land	236	236
	2,265,915	2,173,015
Less accumulated depreciation	(1,540,477)	(1,356,648)
	$725,438	$816,367

The Company’s depreciation and amortization expense for fixed assets, net was $199.2 million, $201.0 million, and $193.9 million for fiscal 2024, 2023 and 2022, respectively.

Accrued Salaries and Employee Benefits

Accrued salaries and employee benefits consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Accrued compensation and related taxes	$101,548	$55,358
Self-insurance reserves	33,564	26,996
Accrued paid time-off	22,348	18,911
	$157,460	$101,265

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Deferred revenue	$29,564	$33,523
Accrued real estate taxes	28,079	28,843
Sales taxes payable	15,883	21,241
Accrued advertising	12,844	15,079
Accrued capital expenditures	12,268	18,888
Other accrued expenses and liabilities	78,441	82,704
	$177,079	$200,278

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Self-insurance reserves	$50,803	$55,480
Finance leases	8,447	8,210
Other liabilities	49,378	57,423
	$108,628	$121,113

5. Leases

Lease assets and liabilities are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Leases	Balance sheet location	February 1, 2025	February 3, 2024
Assets
Operating leases	Operating lease right-of-use assets	$1,302,346	$1,384,050
Finance leases	Fixed assets, net(1)	10,131	19,394
Total lease assets		$1,312,477	$1,403,444
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$306,400	$310,507
Finance leases	Current portion of long-term debt and other lease liabilities	5,346	15,962
Non-current
Operating leases	Operating lease liabilities, excluding current portion	1,037,206	1,116,615
Finance leases	Other long-term liabilities	8,447	8,210
Total lease liabilities		$1,357,399	$1,451,294

(1)
Finance lease right-of-use assets are recorded net of accumulated amortization of $26.1 million and $25.9 million as of February 1, 2025 and February 3, 2024, respectively.

The components of total lease cost are as follows (in thousands):

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Operating lease cost	$414,396	$429,056	$422,792
Finance lease cost:
Amortization of right-of-use lease assets	4,524	5,838	5,660
Interest on lease liabilities	884	1,250	1,329
Variable lease cost	128,716	119,361	110,335
Sublease income	(1,508)	(2,241)	(2,810)
Total lease cost	$547,012	$553,264	$537,306

Other information for the Company’s leases is as follows (in thousands):

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$418,219	$446,981	$386,259
Operating cash flows from finance leases	$788	$1,267	$1,349
Financing cash flows from finance leases	$5,707	$5,925	$5,083
Lease assets obtained in exchange for lease liabilities:
Operating leases	$223,541	$298,672	$363,311
Finance leases	$7,516	$712	$4,784

	February 1, 2025	February 3, 2024
Weighted average remaining lease term:
Operating leases	5.7 years	6.0 years
Finance leases	2.4 years	2.3 years
Weighted average discount rate:
Operating leases	8.1%	8.2%
Finance leases	6.0%	4.7%

At February 1, 2025, the maturities of the Company’s operating and finance lease liabilities were as follows (in thousands):

Fiscal years	Operating leases	Finance leases
2025	371,566	6,130
2026	351,928	4,714
2027	276,445	2,495
2028	206,384	1,010
2029	150,421	539
Thereafter	324,029	493
Total lease payments	$1,680,773	$15,381
Less imputed interest	(337,167)	(1,588)
Present value of lease payments	1,343,606	13,793
Less current portion	(306,400)	(5,346)
Lease liabilities, excluding current portion	$1,037,206	$8,447

6. Goodwill

The changes in the carrying amount of the Company’s goodwill were as follows (in thousands):

	February 1, 2025	February 3, 2024
Beginning balance	$980,297	$2,193,941
Activity from acquisitions and divestiture	(233)	8,880
Impairment	—	(1,222,524)
Ending balance	$980,064	$980,297

The Company has one reporting unit. The Company performs its annual impairment test during the fourth quarter of each fiscal year or more frequently when warranted by events or changes in circumstances.

During the third quarter of fiscal 2023, the Company concluded that indicators of impairment existed due to declines in the Company's share price, as well as macroeconomic conditions, and performed an interim quantitative impairment test. The fair value of the Company’s reporting unit was estimated by management with the assistance of a third-party valuation specialist. Fair value estimates used in the quantitative impairment test were calculated using a combination of discounted cash flow analysis and a public company analysis. The discounted cash flow analysis measures the value of an asset by the present value of its future estimated cash flows. The Company makes estimates and assumptions about sales, gross margins, selling, general and administrative percentages and profit margins, based on budgets and forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. The public company analysis analyzes transactional and financial data of publicly traded companies to develop valuation multiples. These multiples are then applied to the Company to develop an indication of fair value.

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

As a result of the impairment test, the Company concluded that the carrying value of the Company’s reporting unit exceeded its fair value and recorded a pre-tax goodwill impairment charge of $1,222.5 million during the third quarter of fiscal 2023. This charge was recorded in goodwill impairment in the consolidated statements of operations. During the fourth quarter of fiscal 2023, the Company concluded that the fair value of its reporting unit was greater than its carrying amount, and therefore no additional goodwill impairment charge was recorded.

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

During the fourth quarter of fiscal 2024, the Company concluded that the fair value of its reporting unit was greater than its carrying amount, and therefore no goodwill impairment charge was recorded. The reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.

7. Senior Secured Credit Facilities

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

The Company’s obligations under the First Lien Term Loan and ABL Revolving Credit Facility are secured by substantially all of the personal property assets of the Company with differing priority rights to the various personal property assets ascribed to each facility. The credit facility agreements, while not identical, contain certain affirmative and negative covenants related to indebtedness, liens, fundamental changes in the business, investments, restricted payments and agreements and a fixed charge coverage ratio, among other things. As of February 1, 2025, the Company was in compliance with its covenants on the agreements.

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

The Company voluntarily repaid $35.0 million, $25.0 million and $15.0 million of the principal of the First Lien Term Loan using existing cash on hand in March 2023, May 2023, and August 2023, respectively. The repayments were applied to the remaining principal payments in order of scheduled payment date and, as a result, the entire remaining balance was included in senior secured credit facilities, net, excluding current portion in the consolidated balance sheets as of February 3, 2024 and February 1, 2025. The Company accounted for the repayments as partial extinguishments and recognized losses on debt extinguishment of $0.9 million during fiscal 2023. The next scheduled principal payment is expected to occur in fiscal 2027.

As of February 1, 2025, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,582.5 million, net of the unamortized discount and debt issuance costs). As of February 3, 2024, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,578.6 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 7.9% and 9.0% as of February 1, 2025 and February 3, 2024, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of February 1, 2025 and February 3, 2024, the estimated fair value of the First Lien Term Loan was approximately $1,529.5 million and $1,497.6 million, respectively, based upon Level 2 fair value hierarchy inputs (Note 1).

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

As of February 1, 2025 and February 3, 2024, no amounts were outstanding under the ABL Revolving Credit Facility. At February 1, 2025, $515.6 million was available under the ABL Revolving Credit Facility, which is net of $58.4 million of outstanding letters of credit issued in the normal course of business and a $7.0 million borrowing base reduction for a shortfall in qualifying assets. Unamortized debt issuance costs of $4.4 million and $2.4 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of February 1, 2025 and February 3, 2024, respectively.

The ABL Revolving Credit Facility has availability up to $581.0 million, and a $150.0 million letter of credit sub-facility. The availability is limited to a borrowing base, which allows borrowings of up to 90% of eligible accounts receivable plus 90% of the net orderly liquidation value of eligible inventory plus up to $50.0 million of qualified cash of the Company to which the Company and guarantors have no access, less reserves as determined by the administrative agent. Letters of credit reduce the amount available to borrow under the ABL Revolving Credit Facility by their face value.

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

8. Derivative Instruments

The Company's interest rate swap, caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of February 1, 2025, AOCI included unrealized gains of $0.4 million ($0.3 million, net of tax). As of February 3, 2024, AOCI included unrealized losses of $2.2 million ($1.7 million, net of tax). Approximately $3.1 million and $0.5 million of pre-tax gains, and $0.2 million of pre-tax losses deferred in AOCI were reclassified to interest expense during fiscal 2024, fiscal 2023, and fiscal 2022, respectively. The Company currently estimates that $0.7 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions. The estimated fair value of the cash flow hedges are based upon Level 2 fair value hierarchy inputs (Note 1).

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	February 1, 2025	February 3, 2024
Current asset portion of cash flow hedges	Other current assets	$1,194	$2,259
Non-current asset portion of cash flow hedges	Other long-term assets	746	—
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	(107)	(124)
Non-current liability portion of cash flow hedges	Other long-term liabilities	(554)	(3,067)
Total cash flow hedges		$1,279	$(932)

Although the Company is exposed to credit loss in the event of nonperformance by its counterparties, credit risk is considered limited due to the credit ratings of the counterparties and the use of a master netting agreement, which permits the netting of derivative payables and receivables. The Company has not historically incurred and does not expect to incur in the future any losses as a result of counterparty default. The notional amount of the Company’s outstanding derivatives is not an indicator of the magnitude of potential exposure.

The cash flow hedge agreements contain provisions that would be triggered in the event the Company defaults on its debt agreements (Note 7), which in turn could impact the assessment of hedge effectiveness or cause termination of the underlying cash flow hedge agreements. As of February 1, 2025, no events of default have occurred. There is no collateral posting requirement outside the provisions in the debt agreements.

9. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	February 1, 2025
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$127,109	$—	$—
Investments of officers' life insurance	$—	$14,630	$—
Non-qualified deferred compensation plan	$—	$(13,996)	$—

	February 3, 2024
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$80,186	$—	$—
Investments of officers' life insurance	$—	$14,945	$—
Non-qualified deferred compensation plan	$—	$(20,355)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $111.5 million and $69.6 million as of February 1, 2025 and February 3, 2024, respectively. Also included in the Company’s money market mutual funds balances were $15.6 million and

$10.6 million as of February 1, 2025 and February 3, 2024, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

The Company previously held shares of Rover Group, Inc. (“Rover”) Class A common stock. The Company remeasured the fair value of its investment on a quarterly basis, and the resulting gains or losses were included in other non-operating income in the consolidated statements of operations. In April 2023, the Company sold its interest in Rover Class A common stock to a buyer at a price determined based on the daily volume weighted average price, in addition to a premium, over an agreed upon period. The Company's interest in the unsettled cash proceeds were remeasured at fair value at each reporting period, and the resulting gains or losses were included in other non-operating income in the consolidated statements of operations.

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

In fiscal 2024, 2023, and 2022, the Company concluded that the fair value of its trade name was greater than its carrying amount, and therefore no tradename impairment charge was recorded. There were no indications of impairment of the Company’s other intangible assets or equity and other investments in fiscal 2024, 2023, and 2022.

The Company recorded fixed asset and right-of-use asset impairment charges of $8.4 million, $2.7 million $2.2 million in fiscal years 2024, 2023, and 2022, respectively. Impairment charges are primarily related to pet care center locations and are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations.

10. Employee Benefit Plans

The Company has employee savings plans that permits eligible participants to make contributions by salary reduction pursuant to either section 401(k) of the Internal Revenue Code or under the Company’s non-qualified deferred compensation plan.

Prior to January 1, 2025, the Company generally matched 100% of the first 1% plus 50% of the next 5% of compensation contributed by each participating employee to the 401(k) plan. For eligible participants that held positions as director and above, the Company matched, at its discretion, 100% of the first 1% plus 50% of the next 2% of compensation that was contributed by each participating employee to the plan. The Company match was subject to a 3-year vesting schedule. Employees were required to complete six months of service with the Company to participate in the plan.

Effective January 1, 2025, the Company converted its 401(k) plan to a safe harbor plan. The Company generally matches 100% of the first 3% plus 50% of the next 2% of compensation that is contributed by each participating employee to the plan. Plan contributions are 100% vested at all times in both employee contributions and the safe harbor matching contributions made by the Company. Employees are required to complete 30 days of service with the Company to participate in the plan.

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

In connection with the required matches, Company contributions to the plans were $11.9 million, $12.1 million, and $10.7 million for fiscal years 2024, 2023, and 2022, respectively.

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

The Company issues new shares of Class A common stock upon exercise of stock options and the vesting of restricted stock units. As of February 1, 2025, there were 37.0 million shares of Class A common stock available for issuance pursuant to future equity-based compensation awards under the 2021 Equity Incentive Plan and 24.0 million shares of Class A common stock available for issuance pursuant to future equity-based employment inducement awards.

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
RSUs and RSAs	$34,726	$57,619	$38,146
Options	12,231	16,586	9,418
ESPP	1,838	1,474	1,274
Other awards	1,417	6,180	11,946
Total equity-based compensation expense	$50,212	$81,859	$60,784
Total related tax benefit	$7,341	$11,473	$8,160

RSUs and RSAs

The Company has time-vested RSUs, performance-based RSUs, and market-based RSUs. Time-vested RSUs are awarded to eligible employees and non-employee directors and entitle the grantee to receive shares of Class A common stock at the end of a vesting period, subject solely to the individual’s continued employment or service as a director. In most cases, 34% of the units becomes vested on the anniversary of the grant date, followed by 16.5% of the units in four equal semi-annual installments thereafter. Performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of Class A common stock if the Company achieves specified performance goals during the performance period and the grantee remains employed through the vesting period. Market-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of Class A common stock if the total shareholder return goals are achieved and the grantee remains employed through the vesting period.

RSU activity under the 2021 Equity Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Nonvested, February 3, 2024	9,618	$10.87	0.9	$23,852
Granted	15,222	2.25
Vested and delivered	(6,013)	8.86
Forfeited/expired	(6,647)	5.42
Nonvested, February 1, 2025	12,180	$3.94	1.4	$41,656

As of February 1, 2025, unrecognized compensation expense related to unvested RSUs was $34.6 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

Stock option activity under the 2021 Equity Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, February 3, 2024	6,310	$14.26	8.0	$-
Granted	15,213	5.62
Exercised	—	—
Forfeited/expired	(9,838)	8.08
Outstanding, February 1, 2025	11,685	$6.99	8.8	$-
Exercisable, February 1, 2025	5,740	$7.55	8.2	$-

No stock option awards were granted in fiscal 2023. The fair value of stock option awards granted in fiscal 2024 and 2022 was estimated at the grant dates using the Black-Scholes option pricing model with the following assumptions:

	Fiscal year ended	Fiscal year ended
	February 1, 2025	January 28, 2023
	(52 weeks)	(52 weeks)
Dividend yield	0.0%	0.0%
Expected volatility (1)	59.1% - 66.1%	38.0% - 48.4%
Risk-free interest rate (2)	4.1% - 4.5%	2.8% - 3.6%
Expected term (3)	5.1 to 7.5 years	5.8 to 5.9 years
Grant date fair value per share	$2.11 - $3.58	$10.98 - $21.06
Estimated fair value per option granted	$0.72 - $2.20	$5.46 - $8.64

(1)
Starting in fiscal 2024, the expected volatility was estimated based on the historical volatility of the Company for a term consistent with the expected term of the stock options. Prior to fiscal 2024, the expected volatility was estimated based on the historical volatility of a select peer group of similar publicly traded companies.
(2)
The risk-free interest rates were based on the U.S. Treasury constant maturity interest rate for a term consistent with the expected term of the stock options.
(3)
The expected term of the stock options represents the estimated period of time until exercise and was calculated using the simplified method.

As of February 1, 2025, unrecognized compensation expense related to unvested options was $9.8 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

ESPP

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period. As of February 1, 2025, 4.3 million shares of Class A common stock were available for issuance under the ESPP.

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

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, February 3, 2024	198,145
Granted	—
Forfeited	(5,310)
Outstanding, February 1, 2025	192,835
Vested, February 1, 2025	189,904

Charges with respect to awards issued pursuant to the 2016 Incentive Plan are reflected in the Company’s consolidated financial statements. Compensation expense related to Series C Units is generally not tax deductible.

As of February 1, 2025, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $0.4 million, which is expected to be recognized over a weighted average period of 0.4 years.

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

In fiscal 2024 and 2023, all outstanding stock options and unvested RSUs were excluded from the calculation of diluted loss per Class A and B-1 common share, as their effect would be antidilutive in a net loss period. In fiscal 2022, there were approximately 6.7 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding.

Shares of Class B-2 common stock are not included in the calculation of net income (loss) per share as they only possess voting rights. Unvested RSUs contain forfeitable rights to dividend equivalent units if dividends are paid to holders of Class A and B-1 common stock. Because the dividend equivalent units are forfeitable, unvested RSUs are not considered participating securities.

12. Income Taxes

Income tax (benefit) expense consisted of the following (in thousands):

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Current:
Federal	$15,971	$23,321	$23,141
State	5,204	2,615	13,099
Foreign	1,836	—	—
	$23,011	$25,936	$36,240
Deferred:
Federal	$(26,094)	$(41,684)	$4,649
State	(4,398)	(11,865)	(5,542)
Foreign	—	—	—
	$(30,492)	$(53,549)	$(893)
Income tax (benefit) expense	$(7,481)	$(27,613)	$35,347

A reconciliation of income tax (benefit) expense at the federal statutory rate with the provision for income taxes is as follows (in thousands):

	Fiscal years ended
	February 1, 2025		February 3, 2024		January 28, 2023
	(52 weeks)		(53 weeks)		(52 weeks)
Income tax (benefit) expense at federal statutory rate	(23,258)	21.0%	$(274,642)	21.0%	$26,490	21.0%
Non-deductible expenses	1,524	(1.4)	(26)	0.0	2,035	1.9
Impairment (1)	46	(0.1)	242,819	(18.6)	—	—
Equity compensation	13,982	(12.6)	16,493	(1.3)	6,754	5.4
State taxes, net of federal tax benefit	(1,880)	1.7	(11,228)	0.9	4,289	3.1
Foreign tax	1,836	(1.6)	—	—	—	—
Tax credits	(3,800)	3.4	(3,800)	0.3	(3,800)	(3.0)
Uncertain tax positions	1,808	(1.6)	1,829	(0.1)	1,142	0.9
Other, net	2,261	(2.0)	942	(0.1)	(1,563)	(1.3)
	$(7,481)	6.8%	$(27,613)	2.1%	$35,347	28.0%
(1)
Impairment represents adjustments for the non-deductible component of goodwill impairment.

The effective tax rate is driven by income earned in various taxing jurisdictions, including U.S. states, and the statutory tax rates imposed by those jurisdictions, as well as permanent differences including nondeductible equity compensation, goodwill impairment charges, and tax credits.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	February 1, 2025	February 3, 2024
Deferred tax assets:
Inventory	$26,215	$29,164
Accrued employee benefits	34,917	29,336
Net operating losses, state tax credit carryforwards	11,156	7,800
Interest expense limitation carry-forward under IRC §163(j)	71,098	49,888
Capitalized research and experimental costs	25,397	23,416
Lease-related items	346,120	368,278
Other	7,580	1,178
Total deferred tax assets	522,483	509,060
Valuation allowance	(1,920)	(2,163)
Net deferred tax assets	520,563	506,897
Deferred tax liabilities:
Fixed assets	(113,955)	(119,931)
Intangible assets	(253,749)	(248,602)
Debt restructuring	(1,238)	(1,475)
Lease-related items	(336,050)	(357,743)
Investments in joint ventures	(31,308)	(28,396)
Other	(1,975)	(2,379)
Total deferred tax liabilities	(738,275)	(758,526)
	$(217,712)	$(251,629)

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

As of February 1, 2025, the Company has recorded a deferred tax asset of $4.1 million reflecting the benefit of $76.6 million in state income tax net operating loss carryforwards, which will begin to expire in fiscal 2025. The Company believes that it is more likely than not that a portion of the state net operating loss carryforward will not be realized and recorded a valuation allowance of $1.9 million on the deferred tax asset related to these state net operating loss carryforwards as of February 1, 2025. The valuation allowance decreased by $0.3 million as compared to the prior year due to the expiration of statutes of limitations. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets is accounted for as a reduction of income tax expense.

The Company has recorded a net deferred tax asset of $7.1 million reflecting the gross benefit of state income tax credits totaling $0.3 million and $8.7 million in Georgia and California, respectively. The Georgia credits will begin to expire in 2025. The California credits have an unlimited carryforward period.

The Company's interest expense carryforward of $243.5 million has an unlimited carryforward period.

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

The Company has approximately $16.4 million of unrecognized tax benefits as of February 1, 2025, of which $4.2 million, if recognized, would impact the effective tax rate and $12.2 million would result in an adjustment to the net deferred tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, is as follows (in thousands):

	February 1, 2025	February 3, 2024
Beginning balance	$16,421	$16,421
Additions for tax positions taken in prior years	—	—
Decreases related to lapse of statute limitation	—	—
Ending balance	$16,421	$16,421

The Company has approximately $6.7 million accrued for interest and penalties as of February 1, 2025 in the consolidated balance sheets and recorded $1.9 million in interest during fiscal 2024 in the consolidated statements of operations. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease over the next 12 months.

The Company is no longer subject to examination for U.S. federal income tax for periods prior to fiscal 2020. The Company is no longer subject to examination by state tax authorities for tax periods prior to fiscal 2019. The Company is currently under audit by various state jurisdictions for various years. Though the estimated completion dates of these audits are not known, it is possible that these audits will be completed within the next 12 months. In addition, the Company does not foresee other material changes to the federal or state uncertain tax positions affecting income tax expense within the next 12 months. The Company has no material foreign operations.

13. Accumulated Other Comprehensive (Loss) Income

Changes in the balances of each component included in AOCI are presented below (net of tax, in thousands):

	Derivatives	Foreign currency translation adjustment	Total
Balance at January 29, 2022	$—	$(2,238)	$(2,238)
Other comprehensive (loss) income before reclassifications	(2,180)	194	(1,986)
Amounts reclassified from AOCI	126	—	126
Other comprehensive (loss) income	(2,054)	194	(1,860)
Balance at January 28, 2023	$(2,054)	$(2,044)	$(4,098)
Other comprehensive income before reclassifications	752	5,534	6,286
Amounts reclassified from AOCI	(367)	—	(367)
Other comprehensive income	385	5,534	5,919
Balance at February 3, 2024	$(1,669)	$3,490	$1,821
Other comprehensive income (loss) before reclassifications	4,303	(21,836)	(17,533)
Amounts reclassified from AOCI	(2,371)	—	(2,371)
Other comprehensive income (loss)	1,932	(21,836)	(19,904)
Balance at February 1, 2025	$263	$(18,346)	$(18,083)

14. Commitments and Contingencies

Baseball Stadium Naming Rights Commitment

In March 2003, the Company entered into an agreement with San Diego Ballpark Funding LLC and Padres L.P. to name the San Diego Padres’ new stadium Petco Park. The naming rights include signage, advertising and other promotional benefits. Pursuant to the agreement, the Company pays an annual contract fee. Fees for fiscal 2024, 2023, and 2022 were $5.0 million, $4.6 million, and $4.4 million, respectively. These fees are included in selling, general and administrative expenses in the consolidated statements of operations and will be adjusted by the maximum annual change related to the San Diego consumer price index per year through the 2030 Major League Baseball season.

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

15. Reportable Segment

The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Fiscal years ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Revenue	$6,116,462	$6,255,284	$6,035,967
Add (deduct):
Cost of sales	(3,792,060)	(3,901,449)	(3,608,860)
Advertising and marketing expenses	(156,086)	(194,429)	(203,704)
Pet care center expenses	(1,459,256)	(1,473,909)	(1,379,948)
Stock-based compensation expense	(50,212)	(81,859)	(60,784)
Other general and administrative expenses (1)	(651,797)	(561,428)	(557,112)
Goodwill impairment	—	(1,222,524)	—
Interest income	3,714	3,405	1,032
Interest expense	(143,531)	(150,909)	(101,643)
Loss on partial extinguishment of debt	—	(920)	—
Other non-operating income (loss)	4,800	4,727	(12,667)
Income tax benefit (expense)	7,481	27,613	(35,347)
Income from equity investees	18,669	16,188	12,976
Consolidated net (loss) income	$(101,816)	$(1,280,210)	$89,910

(1)
Other general & administrative expenses include support center labor and occupancy costs, legal, accounting, information technology, and consulting costs, depreciation and amortization, as well as impairments, write-offs and losses on the sale of fixed and other assets.

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

As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 1, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of February 1, 2025 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of February 1, 2025, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of February 1, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended February 1, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K (the “2025 Proxy Statement”).

Item 11. Executive Compensation.

Information responsive to this Item is incorporated herein by reference to the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item is incorporated herein by reference to the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item is incorporated herein by reference to the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information responsive to this Item is incorporated herein by reference to the 2025 Proxy Statement.

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

10.30†

Offer Letter, dated May 13, 2024, between Glenn Murphy and Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 14, 2024)

10.31†	Form of Retention Bonus Agreement (2024 Officer Form) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024)

10.32†

Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2024 Executive Form) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024)

10.33†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Interim CEO Form) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024)

10.34†

Form of Nonqualified Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Interim CEO Form) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024)

10.35†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024)

10.36†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CHRO Special RSU Form) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024)

10.37†

Separation Agreement and General Release of Claims by and between Petco Health and Wellness Company, Inc., Scooby LP, and Darren McDonald dated April 12, 2024 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024)

10.38†

Offer Letter, dated July 17, 2024, between Joel D. Anderson and Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on July 17, 2024)

10.39†

First Amendment to Restricted Stock Unit Award and Nonqualified Stock Options, effective July 29, 2024, between R. Michael Mohan and Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on August 2, 2024)

10.40†

Transition and Separation Agreement and General Release of Claims between Petco Animal Supplies Stores, Inc. and Amy College dated June 4, 2024 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024)

10.41†

Offer Letter, dated February 17, 2025, between Petco Health and Wellness Company, Inc. and Sabrina Simmons (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on February 18, 2025)

10.42†

Transition and Separation Agreement and General Release of Claims, dated February 20, 2025, between Petco Animal Supplies Stores, Inc. and Brian LaRose (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A, filed on February 25, 2025)

10.43†*	Separation Agreement and General Release of Claims, dated January 12, 2025, between Petco Animal Supplies Stores, Inc. and John Zavada

10.44†*	Amended and Restated Grant Notice for Inducement Restricted Stock Unit Award, effective December 2, 2024, between Glenn Murphy and Petco Health and Wellness Company, Inc.

10.45*	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 Employee Form)

10.46†*	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 Executive Form)

10.47†*	Form of Nonqualified Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 Executive Form)

10.48†*	Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 Executive Form)

10.49†*	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 CEO Form)

10.50†*	Form of Nonqualified Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 CEO Form)

10.51†*	Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 CEO Form)

10.52†

Form of Grant Notice for Inducement Restricted Stock Unit Award and Standard Terms and Conditions for Inducement Restricted Stock Units (Romanko Form) (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8, filed on March 6, 2025)

10.53†

Form of Grant Notice for Inducement Performance Stock Unit Award and Standard Terms and Conditions for Inducement Performance Stock Units (Romanko Form) (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8, filed on March 6, 2025)

10.54†

Form of Grant Notice for Inducement Nonqualified Stock Options and Standard Terms and Conditions for Inducement Nonqualified Stock Options (Romanko Form) (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8, filed on March 6, 2025)

10.55†*	Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Chief Merchandising Form)

10.56

First Lien Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent, as amended by the First Amendment to Credit Agreement, dated December 12, 2022, by and between Petco Health and Wellness Company, Inc. and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023)

10.57

ABL Revolving Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent, as amended by the First Amendment to ABL Revolving Credit Agreement, dated December 12, 2022, by and between Petco Health and Wellness Company, Inc. and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023)

10.58

Second Amendment to ABL Revolving Credit Agreement, dated March 29, 2024, by and among Petco Health and Wellness Company, Inc., the Loan Parties party thereto, the several banks and financial institutions party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024)

10.59

ABL Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.60

First Lien Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.61

ABL Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.62	First Lien Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as

Administrative Agent (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.63

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

19.1*	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Petco Health and Wellness Company, Inc.

Date: March 31, 2025	By:	/s/ Joel D. Anderson
Joel D. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel D. Anderson Joel D. Anderson	Chief Executive Officer and Director (principal executive officer)	March 31, 2025

/s/ Sabrina Simmons Sabrina Simmons	Chief Financial Officer (principal financial and accounting officer)	March 31, 2025

/s/ Glenn Murphy Glenn Murphy	Executive Chairman	March 31, 2025

/s/ R. Michael Mohan R. Michael Mohan	Director	March 31, 2025

/s/ David Lubek David Lubek	Director	March 31, 2025

/s/ Cameron Breitner Cameron Breitner	Director	March 31, 2025

/s/ Gary Briggs Gary Briggs	Director	March 31, 2025

/s/ Nishad Chande Nishad Chande	Director	March 31, 2025

/s/ Christy Lake Christy Lake	Director	March 31, 2025

/s/ Iris Yen Iris Yen	Director	March 31, 2025

/s/ Christopher J. Stadler	Director	March 31, 2025
Christopher J. Stadler

/s/ Mary Sullivan	Director	March 31, 2025
Mary Sullivan