Form 10-Q
period 2025-05-03
Petco Health & Wellness Company, Inc.
filed 2025-06-06
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

The number of shares of the registrant’s Class A Common Stock outstanding as of June 4, 2025 was 241,197,065.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of June 4, 2025 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of June 4, 2025 was 37,790,781.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are not statements of historical fact, including, but not limited to, statements regarding: our expectations with respect to our revenue, expenses, profitability, and other operating results; our growth plans; our ability to compete effectively in the markets in which we participate; the execution on our transformation initiatives; and the impact of certain macroeconomic factors, including tariffs, inflationary and interest rate pressures, consumer spending patterns, global supply chain constraints, and global economic and geopolitical developments, on our business. Forward-looking and other statements in this Form 10-Q may also address our progress, plans, and goals with respect to sustainability initiatives, and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). Such plans and goals may change, and statements regarding such plans and goals are not guarantees or promises that they will be met. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	May 3, 2025	February 1, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,343	$165,756
Receivables, less allowance for credit losses ($859 and $1,594, respectively)	36,079	40,425
Merchandise inventories, net	645,472	653,329
Prepaid expenses	66,973	53,515
Other current assets	38,563	60,594
Total current assets	920,430	973,619
Fixed assets	2,284,663	2,265,915
Less accumulated depreciation	(1,580,210)	(1,540,477)
Fixed assets, net	704,453	725,438
Operating lease right-of-use assets	1,300,032	1,302,346
Goodwill	980,064	980,064
Trade name	1,025,000	1,025,000
Other long-term assets	191,157	187,963
Total assets	$5,121,136	$5,194,430
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$473,906	$492,878
Accrued salaries and employee benefits	108,909	157,460
Accrued expenses and other liabilities	190,239	177,079
Current portion of operating lease liabilities	305,051	306,400
Current portion of long-term debt and other lease liabilities	5,372	5,346
Total current liabilities	1,083,477	1,139,163
Senior secured credit facilities, net, excluding current portion	1,579,338	1,578,091
Operating lease liabilities, excluding current portion	1,034,719	1,037,206
Deferred taxes, net	207,709	217,712
Other long-term liabilities	108,563	108,628
Total liabilities	4,013,806	4,080,800
Commitments and contingencies (Notes 4 and 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 240.8 million and 239.1 million shares, respectively	241	239
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,288,248	2,280,495
Accumulated deficit	(1,160,720)	(1,149,059)
Accumulated other comprehensive loss	(20,477)	(18,083)
Total stockholders’ equity	1,107,330	1,113,630
Total liabilities and stockholders’ equity	$5,121,136	$5,194,430

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Net sales:
Products	$1,241,891	$1,279,731
Services and other	251,508	249,409
Total net sales	1,493,399	1,529,140
Cost of sales:
Products	766,285	792,722
Services and other	157,146	157,758
Total cost of sales	923,431	950,480
Gross profit	569,968	578,660
Selling, general and administrative expenses	553,609	595,442
Operating income (loss)	16,359	(16,782)
Interest income	(1,359)	(418)
Interest expense	33,494	36,817
Other non-operating loss	—	2,665
Loss before income taxes and income from equity method investees	(15,776)	(55,846)
Income tax expense (benefit)	495	(4,477)
Income from equity method investees	(4,610)	(4,886)
Net loss attributable to Class A and B-1 common stockholders	$(11,661)	$(46,483)

Net loss per Class A and B-1 common share:
Basic	$(0.04)	$(0.17)
Diluted	$(0.04)	$(0.17)

Weighted average shares used in computing net loss per Class A and B-1 common share:
Basic	277,548	269,768
Diluted	277,548	269,768

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Net loss attributable to Class A and B-1 common stockholders	$(11,661)	$(46,483)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	32	1,665
Unrealized (loss) gain on derivatives	(2,267)	6,372
Gains on derivatives reclassified to income	(159)	(850)
Total other comprehensive (loss) income, net of tax	(2,394)	7,187
Comprehensive loss attributable to Class A and B-1 common stockholders	$(14,055)	$(39,296)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at February 1, 2025	239,066	37,791	37,791	$277	$2,280,495	$(1,149,059)	$(18,083)	$1,113,630
Equity-based compensation expense (Note 7)	—	—	—	—	9,445	—	—	9,445
Net loss	—	—	—	—	—	(11,661)	—	(11,661)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	32	32
Unrealized loss on derivatives (Note 5), net of tax	—	—	—	—	—	—	(2,267)	(2,267)
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(159)	(159)
Issuance of common stock, net of tax withholdings	1,765	—	—	2	(1,692)	—	—	(1,690)
Balance at May 3, 2025	240,831	37,791	37,791	$279	$2,288,248	$(1,160,720)	$(20,477)	$1,107,330

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at February 3, 2024	231,156	37,791	37,791	$269	$2,229,582	$(1,047,243)	$1,821	$1,184,429
Equity-based compensation expense (Note 7)	—	—	—	—	17,451	—	—	17,451
Net loss	—	—	—	—	—	(46,483)	—	(46,483)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,665	1,665
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	6,372	6,372
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(850)	(850)
Issuance of common stock, net of tax withholdings	1,793	—	—	2	(277)	—	—	(275)
Balance at May 4, 2024	232,949	37,791	37,791	$271	$2,246,756	$(1,093,726)	$9,008	$1,162,309

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net loss	$(11,661)	$(46,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,365	49,587
Amortization of debt discounts and issuance costs	1,246	1,218
Provision for deferred taxes	(9,218)	(13,365)
Equity-based compensation	9,420	17,434
Impairments, write-offs and losses on sale of fixed and other assets	446	3,508
Income from equity method investees	(4,610)	(4,886)
Amounts reclassified out of accumulated other comprehensive loss	(212)	(1,129)
Non-cash operating lease costs	102,132	103,637
Other non-operating loss	—	2,665
Changes in assets and liabilities:
Receivables	4,229	2,987
Merchandise inventories	7,857	3,076
Prepaid expenses and other assets	(1,673)	(4,511)
Accounts payable and book overdrafts	(19,028)	(19,538)
Accrued salaries and employee benefits	(51,130)	(5,474)
Accrued expenses and other liabilities	12,426	5,902
Operating lease liabilities	(103,780)	(104,181)
Other long-term liabilities	(1,263)	1,139
Net cash used in operating activities	(15,454)	(8,414)
Cash flows from investing activities:
Cash paid for fixed assets	(28,412)	(32,641)
Cash paid for acquisitions, net of cash acquired	—	(100)
Proceeds from investments	—	998
Proceeds from sale of assets	1,279	—
Net cash used in investing activities	(27,133)	(31,743)
Cash flows from financing activities:
Borrowings under long-term debt agreements	—	173,000
Repayments of long-term debt	—	(173,000)
Debt refinancing costs	—	(2,955)
Payments for finance lease liabilities	(1,143)	(1,444)
Proceeds from employee stock purchase plan and stock option exercises	967	830
Tax withholdings on stock-based awards	(158)	(2,059)
Net cash used in financing activities	(334)	(5,628)
Net decrease in cash, cash equivalents and restricted cash	(42,921)	(45,785)
Cash, cash equivalents and restricted cash at beginning of period	181,665	136,649
Cash, cash equivalents and restricted cash at end of period	$138,744	$90,864
Supplemental cash flow disclosures:
Interest paid, net	$31,112	$34,357
Income taxes paid	$630	$1,282
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$13,010	$14,541

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

There have been no significant changes from the significant accounting policies disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. The accompanying consolidated financial statements and these Notes to Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, from which the prior year balance sheet information herein was derived.

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

The Company has also entered into interest rate collar and interest rate swap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR.

The interest rate collars and swap are accounted for as cash flow hedges, and changes in the fair value of the interest rate collars are reported as a component of AOCI.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	May 3, 2025	February 1, 2025
Cash and cash equivalents	$133,343	$165,756
Restricted cash included in other current assets	5,401	15,909
Total cash, cash equivalents and restricted cash in the statement of cash flows	$138,744	$181,665

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Consumables	$748,070	$763,974
Supplies and companion animals	493,821	515,757
Services and other	251,508	249,409
Net sales	$1,493,399	$1,529,140

3. Goodwill

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

There were no triggering events identified and no indications of impairment of the Company’s goodwill during the thirteen week period ended May 3, 2025.

4. Senior Secured Credit Facilities

The Company has a secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility with availability of up to $581.0 million, subject to a borrowing base (as amended from time to time, the “ABL Revolving Credit Facility”). The first tranche of the ABL Revolving Credit Facility has availability of up to $35.0 million, subject to a borrowing base, maturing on March 4, 2026. The second tranche has availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029. Interest on the ABL Revolving Credit Facility is based on, at the Company's option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin.

As of May 3, 2025, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

Term Loan Facilities

As of May 3, 2025, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,583.5 million, net of the unamortized discount and debt issuance costs). As of February 1, 2025, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,582.5 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 7.9% and 7.9% as of May 3, 2025 and February 1, 2025, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of May 3, 2025 and February 1, 2025, the estimated fair value of the First Lien Term Loan was approximately $1,391.9 million and $1,529.5 million, respectively, based upon Level 2 fair value hierarchy inputs.

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

As of May 3, 2025 and February 1, 2025, no amounts were outstanding under the ABL Revolving Credit Facility. At May 3, 2025, $514.6 million was available under the ABL Revolving Credit Facility, which is net of $58.4 million of outstanding letters of credit issued in the normal course of business and an $8.0 million borrowing base reduction for a shortfall in qualifying assets. As of May 3, 2025 and February 1, 2025, unamortized debt issuance costs of $4.1 million and $4.4 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

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

5. Derivative Instruments

The Company's interest rate swap, caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of May 3, 2025, AOCI included unrealized losses of $2.9 million ($2.2 million, net of tax). As of February 1, 2025, AOCI included unrealized gains of $0.4 million ($0.3 million, net of tax). Approximately $0.2 million and $1.1 million of pre-tax gains deferred in AOCI were reclassified to interest expense during the thirteen week periods ended May 3, 2025 and May 4, 2024, respectively. The Company currently estimates that $0.7 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	May 3, 2025	February 1, 2025
Current asset portion of cash flow hedges	Other current assets	$744	$1,194
Non-current asset portion of cash flow hedges	Other long-term assets	—	746
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	(529)	(107)
Non-current liability portion of cash flow hedges	Other long-term liabilities	(2,330)	(554)
Total cash flow hedges		$(2,115)	$1,279

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	May 3, 2025
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$82,884	$—	$—
Investments of officers' life insurance	$—	$14,142	$—
Non-qualified deferred compensation plan	$—	$(14,045)	$—

	February 1, 2025
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$127,109	$—	$—
Investments of officers' life insurance	$—	$14,630	$—
Non-qualified deferred compensation plan	$—	$(13,996)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $77.5 million and $111.5 million as of May 3, 2025 and February 1, 2025, respectively. Also included in the Company’s money market mutual funds balances were $5.4 million and $15.6 million as of May 3, 2025 and February 1, 2025, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

The Company holds certain investments in equity securities without readily determinable fair values. When an upward or downward adjustment occurs, the resulting gains or losses are included in other non-operating income in the consolidated statements of operations.

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

The Company’s trade name has an indefinite life. The Company performs its annual impairment test during the fourth quarter of each fiscal year, or more frequently when warranted by events or changes in circumstances. During the first quarter of fiscal 2024, due to declines in the Company's share price, the Company performed an interim impairment test of its goodwill and indefinite-lived trade name. Refer to Note 3 for further discussion of the results of interim impairment testing performed on the Company’s goodwill.

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

There were no triggering events identified and no indications of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen week period ended May 3, 2025. There were no indications of impairment of the Company’s other intangible assets or equity and other investments during the thirteen week period ended May 4, 2024. During the thirteen week periods ended May 3, 2025 and May 4, 2024, the Company recorded fixed asset and right-of-use asset impairment charges of $0.6 million and $3.5 million, respectively.

7. Stockholders’ Equity

Equity-Based Compensation

Equity-based compensation awards under the Company’s current equity incentive plan (as amended, the “2021 Equity Incentive Plan”) include restricted stock units (“RSUs,” which include performance-based stock units and market-based stock units), restricted stock awards (“RSAs”), non-qualified stock options, and other equity compensation awards. In addition, the Company has made equity-based compensation awards of RSUs and non-qualified stock options outside of the 2021 Equity Incentive Plan as employment inducement awards (collectively, the “Inducement Awards”). The Company also has an employee stock purchase plan (“ESPP”).

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”).

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
RSUs and RSAs	$7,735	$10,722
Options	1,365	5,553
ESPP	338	320
Other awards	(18)	839
Total equity-based compensation expense	$9,420	$17,434

Activity under the 2021 Equity Incentive Plan and the Inducement Awards was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, February 1, 2025	12,180	11,685
Granted	14,879	3,050
Vested and delivered/exercised	(2,258)	—
Forfeited/expired	(971)	(380)
Nonvested/outstanding, May 3, 2025	23,830	14,355
Unrecognized compensation expense as of May 3, 2025	$58,766	$13,325
Weighted average remaining expense period as of May 3, 2025	2.4 years	2.4 years

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, February 1, 2025	192,835
Granted	—
Forfeited	(409)
Outstanding, May 3, 2025	192,426
Vested, May 3, 2025	190,382

No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of May 3, 2025, unrecognized compensation expense related to the unvested portion of Scooby LP’s Series C Units was $0.1 million, which is expected to be recognized over a weighted average period of 0.3 years. In addition to acceleration upon a change in control, a portion of grantees’ Series C Units may vest upon certain levels of direct or indirect sales by Scooby LP of the Company’s Class A common stock, and all unvested Series C Units will fully accelerate in the event Scooby LP sells 90% of its direct or indirect holdings of the Company’s Class A common stock.

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

All outstanding equity awards were excluded from the calculation of diluted loss per Class A and B-1 common share in the thirteen weeks ended May 3, 2025 and May 4, 2024, as their effect would be antidilutive in a net loss period.

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

9. Reportable Segment

The Company has one reportable segment managed on a consolidated basis. The measure of segment profit or loss is consolidated net income (loss) that is reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Revenue	$1,493,399	$1,529,140
Add (deduct):
Cost of sales	(923,431)	(950,480)
Advertising and marketing expenses	(35,446)	(42,607)
Stock compensation - general and administrative	(9,323)	(17,434)
Other general and administrative expenses (1)	(508,840)	(535,401)
Interest income	1,359	418
Interest expense	(33,494)	(36,817)
Other non-operating loss	—	(2,665)
Income tax (expense) benefit	(495)	4,477
Income from equity method investees	4,610	4,886
Consolidated net loss	$(11,661)	$(46,483)
(1)
Other general & administrative expenses include pet care center expenses, support center labor and occupancy costs, legal, accounting, information technology, and consulting costs, depreciation and amortization, as well as impairments, write-offs, and losses on the sale of fixed and other assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “2024 Form 10-K”). The discussion and analysis below contains certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. The risks described in this Form 10-Q and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including the section entitled “Forward-Looking Statements” in this Form 10-Q, should be carefully reviewed. All amounts herein are unaudited.

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a pet specialty retailer focused on improving the lives of pets, pet parents, and our own partners. Through our omnichannel ecosystem, we provide our customers with a comprehensive offering of products and services to fulfill all of their pets’ needs through our more than 1,500 pet care centers in the U.S., Mexico, and Puerto Rico, our digital channel, and our flexible fulfillment options.

Our multicategory strategy integrates our digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pets’ needs. Petco.com, our e-commerce site, and the Petco app, our personalized mobile app, together serve as hubs for pet parents to book appointments and manage all of their pets’ needs, while enabling them to shop wherever, whenever, and however they want.

We strive to be a company that is improving millions of pet lives as well as the lives of pet parents and the partners who work for us. In tandem with Petco Love, an independent 501(c)(3) nonprofit organization, we work with and support thousands of local animal welfare groups across the country and, through these partnerships and in-store adoption events, we have helped find homes for approximately 7 million animals.

Macroeconomic factors, including interest rates, potential inflationary pressures, tariffs, and global economic and geopolitical developments have had varying impacts on our results of operations that are difficult to isolate and quantify. We cannot predict the duration or ultimate severity of these macroeconomic factors or the ultimate impact on our operations and liquidity. Please refer to the risk factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q.

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

Executive Summary

Comparing the thirteen weeks ended May 3, 2025 with the thirteen weeks ended May 4, 2024 (unless otherwise noted), our results included the following:

•
a decrease in net sales from $1.53 billion to $1.49 billion, representing a period-over-period decrease of 2.3%;
•
operating income of $16.4 million, compared to an operating loss of $16.8 million in the prior year period;
•
net loss attributable to Class A and B-1 common stockholders of $11.7 million, compared to net loss attributable to Class A and B-1 common stockholders of $46.5 million in the prior year period; and
•
an increase in Adjusted EBITDA from $75.6 million to $89.4 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Net sales:
Products	$1,241,891	$1,279,731
Services and other	251,508	249,409
Total net sales	1,493,399	1,529,140
Cost of sales:
Products	766,285	792,722
Services and other	157,146	157,758
Total cost of sales	923,431	950,480
Gross profit	569,968	578,660
Selling, general and administrative expenses	553,609	595,442
Operating income (loss)	16,359	(16,782)
Interest income	(1,359)	(418)
Interest expense	33,494	36,817
Other non-operating loss	—	2,665
Loss before income taxes and income from equity method investees	(15,776)	(55,846)
Income tax expense (benefit)	495	(4,477)
Income from equity method investees	(4,610)	(4,886)
Net loss attributable to Class A and B-1 common stockholders	$(11,661)	$(46,483)

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Net sales:
Products	83.2%	83.7%
Services and other	16.8	16.3
Total net sales	100.0	100.0
Cost of sales:
Products	51.3	51.9
Services and other	10.5	10.3
Total cost of sales	61.8	62.2
Gross profit	38.2	37.8
Selling, general and administrative expenses	37.1	38.9
Operating income (loss)	1.1	(1.1)
Interest income	(0.1)	(0.0)
Interest expense	2.3	2.4
Other non-operating loss	—	0.2
Loss before income taxes and income from equity method investees	(1.1)	(3.7)
Income tax expense (benefit)	0.0	(0.4)
Income from equity method investees	(0.3)	(0.3)
Net loss attributable to Class A and B-1 common stockholders	(0.8)%	(3.0)%

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
Operational Data:
Comparable sales change	(1.3)%	(1.2)%
Total pet care centers (U.S. and Puerto Rico) at end of period	1,393	1,423
Adjusted EBITDA (in thousands)	$89,449	$75,644

Thirteen Weeks Ended May 3, 2025 Compared with Thirteen Weeks Ended May 4, 2024

Net Sales and Comparable Sales

	Thirteen weeks ended
(dollars in thousands)	May 3, 2025	May 4, 2024	$ Change	% Change
Consumables	$748,070	$763,974	$(15,904)	(2.1%)
Supplies and companion animals	493,821	515,757	(21,936)	(4.3%)
Services and other	251,508	249,409	2,099	0.8%
Net sales	$1,493,399	$1,529,140	$(35,741)	(2.3%)

Net sales decreased $35.7 million, or 2.3%, to $1.49 billion in the thirteen weeks ended May 3, 2025 compared to net sales of $1.53 billion in the thirteen weeks ended May 4, 2024. The sales decrease primarily reflects lower transaction volume and a lower pet care center count, as well as a greater focus on profitability and margin. We continue to experience momentum in services, driven in part by our strategic investments in customer acquisition and retention, as well as efforts to optimize our existing veterinary hospital footprint.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

As a percentage of net sales, our gross profit rate was 38.2% for the thirteen weeks ended May 3, 2025 compared with 37.8% for the thirteen weeks ended May 4, 2024. The increase was primarily due to improved utilization of our services footprint, effective inventory management, supply chain optimization efforts, and channel mix impacts. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

As a percentage of net sales, SG&A expenses were 37.1% for the thirteen weeks ended May 3, 2025 compared with 38.9% for the thirteen weeks ended May 4, 2024. The decrease in SG&A expenses period-over-period included lower payroll and other compensation costs, advertising expenses, and store occupancy costs. In addition, the Company incurred disposition costs relating to its Pupbox business during the thirteen weeks ended May 4, 2024.

Interest Expense

Interest expense decreased $3.3 million, or 9.0%, to $33.5 million in the thirteen weeks ended May 3, 2025 compared with $36.8 million in the thirteen weeks ended May 4, 2024. The decrease was primarily driven by lower interest rates on the First Lien Term Loan during the thirteen weeks ended May 3, 2025. For more information refer to Note 4, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating Loss

There was no other non-operating income or loss recognized during the thirteen weeks ended May 3, 2025. Other non-operating loss was $2.7 million for the thirteen weeks ended May 4, 2024. For more information, refer to Note 6, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Expense (Benefit)

Our effective tax rate was (4.5%) resulting in income tax expense of $0.5 million for the thirteen weeks ended May 3, 2025, compared to an effective tax rate of 9.1% resulting in income tax benefit of $4.5 million for the thirteen weeks ended May 4, 2024. The change in effective tax rate for the thirteen weeks ended May 3, 2025 is primarily driven by a reduction of equity-based compensation not expected to be deductible for tax purposes, along with a change in pre-tax earnings.

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

Adjusted EBITDA is not a substitute for net loss, the most comparable GAAP measure, and is subject to a number of limitations as a financial measure, so it should be used in conjunction with GAAP financial measures and not in isolation. There can be no assurances that we will not modify the presentation of Adjusted EBITDA in the future. In addition, other companies in our industry may define Adjusted EBITDA differently, limiting its usefulness as a comparative measure. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures to GAAP Measures” included in the 2024 Form 10-K for more information regarding how we define Adjusted EBITDA.

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended
(dollars in thousands)	May 3, 2025	May 4, 2024
Net loss attributable to Class A and B-1 common stockholders	$(11,661)	$(46,483)
Interest expense, net	32,135	36,399
Income tax expense (benefit)	495	(4,477)
Depreciation and amortization	49,365	49,587
Income from equity method investees	(4,610)	(4,886)
Asset impairments and write offs	446	3,508
Equity-based compensation	9,420	17,434
Other non-operating loss	—	2,665
Mexico joint venture EBITDA (1)	10,198	10,496
Acquisition and divestiture-related costs (2)	—	3,719
Other costs (3)	3,661	7,682
Adjusted EBITDA	$89,449	$75,644
Net sales	$1,493,399	$1,529,140
Net margin (4)	(0.8)%	(3.0)%
Adjusted EBITDA Margin	6.0%	4.9%

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

	Thirteen weeks ended
(dollars in thousands)	May 3, 2025	May 4, 2024
Net income	$9,220	$9,555
Depreciation	6,597	6,948
Income tax expense	4,166	3,456
Foreign currency (gain) loss	(292)	479
Interest expense, net	704	553
EBITDA	$20,395	$20,991
50% of EBITDA	$10,198	$10,496

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirteen weeks ended
	May 3, 2025	May 4, 2024
(dollars in thousands)
Net cash used in operating activities	$(15,454)	$(8,414)
Cash paid for fixed assets	(28,412)	(32,641)
Free Cash Flow	$(43,866)	$(41,055)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $581.0 million ABL Revolving Credit Facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of May 3, 2025 was $647.9 million, inclusive of cash and cash equivalents of $133.3 million and $514.6 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirteen weeks ended
(dollars in thousands)	May 3, 2025	May 4, 2024
Total cash used in:
Operating activities	$(15,454)	$(8,414)
Investing activities	(27,133)	(31,743)
Financing activities	(334)	(5,628)
Net decrease in cash, cash equivalents and restricted cash	$(42,921)	$(45,785)

Operating Activities

Our primary source of operating cash is sales of products and services to customers, which are substantially all on a cash basis, and therefore provide us with a significant source of liquidity. Our primary uses of cash in operating activities include: purchases of inventory; freight and warehousing costs; employee-related expenditures; occupancy-related costs for our pet care centers, distribution centers and corporate support centers; credit card fees; interest under our debt agreements; and marketing expenses. Net cash used in operating activities is impacted by our net loss adjusted for certain non-cash items, including: depreciation, amortization, impairments and write-offs; amortization of debt discounts and issuance costs; deferred income taxes; equity-based compensation; impairments of goodwill and intangible assets; other non-operating loss; and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $15.5 million in the thirteen weeks ended May 3, 2025 compared with net cash used in operating activities of $8.4 million in the thirteen weeks ended May 4, 2024. The increase in net cash outflows was primarily driven by lower sales and higher payouts of prior year accrued incentive bonuses. This was partially offset by a decrease in inventory purchases and lower payroll and fringe benefits.

Investing Activities

Cash used in investing activities was $27.1 million and $31.7 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. This decrease was primarily driven by reductions in new pet care centers and hospitals.

Financing Activities

Net cash used in financing activities was $0.3 million for the thirteen weeks ended May 3, 2025, compared with $5.6 million used in financing activities in the thirteen weeks ended May 4, 2024. This decrease was primarily driven by less cash paid for tax withholdings on equity-based awards during the thirteen weeks ended May 3, 2025 and debt refinancing costs paid during the thirteen weeks ended May 4, 2024.

Sources of Liquidity

Senior Secured Credit Facilities

The Company has a secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility with availability of up to $581.0 million, subject to a borrowing base (as amended from time to time, the “ABL Revolving Credit Facility”). The first tranche of the ABL Revolving Credit Facility has availability of up to $35.0 million, subject to a borrowing base, maturing on March 4, 2026. The second tranche has availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029.

For more information regarding this indebtedness, refer to Note 4, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Derivative Instruments

The Company has entered into interest rate cap, collar and swap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. For more information regarding derivative instruments, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2024 Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of May 3, 2025, we had $1,595.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of May 3, 2025 would have increased gross annual cash interest in the aggregate by approximately $16.2 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of May 3, 2025, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 3, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended May 3, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2024 Form 10-K for information concerning risk factors. There have been no material changes with respect to the risk factors disclosed in the 2024 Form 10-K. You should carefully consider such factors, which could materially and adversely affect our business, financial condition, and/or results of operations. The risks described in the 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or results of operations.

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

10.1†

Offer Letter, dated February 17, 2025, between Petco Health and Wellness Company, Inc. and Sabrina Simmons (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on February 18, 2025)

10.2†

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

Petco Health and Wellness Company, Inc.

Date: June 6, 2025	By:	/s/ Sabrina Simmons
Sabrina Simmons
Chief Financial Officer (Principal Financial and Accounting Officer)