Form 10-Q
period 2025-08-02
Petco Health & Wellness Company, Inc.
filed 2025-08-29
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

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

The number of shares of the registrant’s Class A Common Stock outstanding as of August 27, 2025 was 242,466,853.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of August 27, 2025 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of August 27, 2025 was 37,790,781.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	August 2, 2025	February 1, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188,748	$165,756
Receivables, less allowance for credit losses ($725 and $1,594, respectively)	34,524	40,425
Merchandise inventories, net	608,506	653,329
Prepaid expenses	60,387	53,515
Other current assets	47,393	60,594
Total current assets	939,558	973,619
Fixed assets	2,311,922	2,265,915
Less accumulated depreciation	(1,624,417)	(1,540,477)
Fixed assets, net	687,505	725,438
Operating lease right-of-use assets	1,314,618	1,302,346
Goodwill	980,064	980,064
Trade name	1,025,000	1,025,000
Other long-term assets	206,537	187,963
Total assets	$5,153,282	$5,194,430
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$423,269	$492,878
Accrued salaries and employee benefits	130,688	157,460
Accrued expenses and other liabilities	192,249	177,079
Current portion of operating lease liabilities	306,902	306,400
Current portion of long-term debt and other lease liabilities	5,458	5,346
Total current liabilities	1,058,566	1,139,163
Senior secured credit facilities, net, excluding current portion	1,580,688	1,578,091
Operating lease liabilities, excluding current portion	1,047,757	1,037,206
Deferred taxes, net	220,992	217,712
Other long-term liabilities	106,176	108,628
Total liabilities	4,014,179	4,080,800
Commitments and contingencies (Notes 4 and 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 242.1 million and 239.1 million shares, respectively	242	239
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,297,702	2,280,495
Accumulated deficit	(1,146,748)	(1,149,059)
Accumulated other comprehensive loss	(12,131)	(18,083)
Total stockholders’ equity	1,139,103	1,113,630
Total liabilities and stockholders’ equity	$5,153,282	$5,194,430

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales:
Products	$1,225,605	$1,263,749	$2,467,496	$2,543,480
Services and other	262,924	260,006	514,432	509,415
Total net sales	1,488,529	1,523,755	2,981,928	3,052,895
Cost of sales:
Products	747,143	787,103	1,513,428	1,579,825
Services and other	156,067	155,927	313,213	313,685
Total cost of sales	903,210	943,030	1,826,641	1,893,510
Gross profit	585,319	580,725	1,155,287	1,159,385
Selling, general and administrative expenses	542,297	578,257	1,095,906	1,173,699
Operating income (loss)	43,022	2,468	59,381	(14,314)
Interest income	(909)	(672)	(2,268)	(1,090)
Interest expense	33,297	36,805	66,791	73,622
Other non-operating loss	—	—	—	2,665
Income (loss) before income taxes and income from equity method investees	10,634	(33,665)	(5,142)	(89,511)
Income tax expense (benefit)	746	(4,651)	1,241	(9,128)
Income from equity method investees	(4,084)	(4,191)	(8,694)	(9,077)
Net income (loss) attributable to Class A and B-1 common stockholders	$13,972	$(24,823)	$2,311	$(71,306)

Net income (loss) per Class A and B-1 common share:
Basic	$0.05	$(0.09)	$0.01	$(0.26)
Diluted	$0.05	$(0.09)	$0.01	$(0.26)

Weighted average shares used in computing net income (loss) per Class A and B-1 common share:
Basic	279,058	273,074	278,303	271,421
Diluted	285,741	273,074	284,350	271,421

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income (loss) attributable to Class A and B-1 common stockholders	$13,972	$(24,823)	$2,311	$(71,306)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,637	(10,921)	7,669	(9,256)
Unrealized gain (loss) on derivatives	861	(7,848)	(1,406)	(1,476)
Gains on derivatives reclassified to income	(152)	(862)	(311)	(1,712)
Total other comprehensive income (loss), net of tax	8,346	(19,631)	5,952	(12,444)
Comprehensive income (loss) attributable to Class A and B-1 common stockholders	$22,318	$(44,454)	$8,263	$(83,750)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at February 1, 2025	239,066	37,791	37,791	$277	$2,280,495	$(1,149,059)	$(18,083)	$1,113,630
Equity-based compensation expense (Note 7)	—	—	—	—	9,445	—	—	9,445
Net loss	—	—	—	—	—	(11,661)	—	(11,661)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	32	32
Unrealized loss on derivatives (Note 5), net of tax	—	—	—	—	—	—	(2,267)	(2,267)
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(159)	(159)
Issuance of common stock, net of tax withholdings	1,765	—	—	2	(1,692)	—	—	(1,690)
Balance at May 3, 2025	240,831	37,791	37,791	$279	$2,288,248	$(1,160,720)	$(20,477)	$1,107,330
Equity-based compensation expense (Note 7)	—	—	—	—	8,807	—	—	8,807
Net income	—	—	—	—	—	13,972	—	13,972
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	7,637	7,637
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	861	861
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(152)	(152)
Issuance of common stock, net of tax withholdings	1,233	—	—	1	647	—	—	648
Balance at August 2, 2025	242,064	37,791	37,791	$280	$2,297,702	$(1,146,748)	$(12,131)	$1,139,103

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at February 3, 2024	231,156	37,791	37,791	$269	$2,229,582	$(1,047,243)	$1,821	$1,184,429
Equity-based compensation expense (Note 7)	—	—	—	—	17,451	—	—	17,451
Net loss	—	—	—	—	—	(46,483)	—	(46,483)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,665	1,665
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	6,372	6,372
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(850)	(850)
Issuance of common stock, net of tax withholdings	1,793	—	—	2	(277)	—	—	(275)
Balance at May 4, 2024	232,949	37,791	37,791	$271	$2,246,756	$(1,093,726)	$9,008	$1,162,309
Equity-based compensation expense (Note 7)	—	—	—	—	11,879	—	—	11,879
Net loss	—	—	—	—	—	(24,823)	—	(24,823)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(10,921)	(10,921)
Unrealized loss on derivatives (Note 5), net of tax	—	—	—	—	—	—	(7,848)	(7,848)
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(862)	(862)
Issuance of common stock, net of tax withholdings	2,878	—	—	3	1,746	—	—	1,749
Balance at August 3, 2024	235,827	37,791	37,791	$274	$2,260,381	$(1,118,549)	$(10,623)	$1,131,483

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Twenty-six weeks ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income (loss)	$2,311	$(71,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,649	99,305
Amortization of debt discounts and issuance costs	2,499	2,435
Provision for deferred taxes	1,113	(27,782)
Equity-based compensation	18,209	29,348
Impairments, write-offs and losses on sale of fixed and other assets	522	7,069
Income from equity method investees	(8,694)	(9,077)
Amounts reclassified out of accumulated other comprehensive loss	(413)	(2,274)
Non-cash operating lease costs	205,005	207,605
Other non-operating loss	—	2,665
Changes in assets and liabilities:
Receivables	5,783	(2,083)
Merchandise inventories	44,823	11,769
Prepaid expenses and other assets	(9,487)	(7,166)
Accounts payable and book overdrafts	(69,691)	(9,644)
Accrued salaries and employee benefits	(26,729)	34,591
Accrued expenses and other liabilities	14,508	3,015
Operating lease liabilities	(206,414)	(209,738)
Other long-term liabilities	(1,556)	2,224
Net cash provided by operating activities	70,438	60,956
Cash flows from investing activities:
Cash paid for fixed assets	(60,516)	(60,029)
Cash paid for acquisitions, net of cash acquired	—	(259)
Proceeds from investment	—	998
Proceeds from sale of assets	2,425	1,019
Cash received from partial surrender of officers' life insurance	—	206
Net cash used in investing activities	(58,091)	(58,065)
Cash flows from financing activities:
Borrowings under long-term debt agreements	—	201,000
Repayments of long-term debt	—	(201,000)
Debt refinancing costs	—	(3,028)
Payments for finance lease liabilities	(3,252)	(3,528)
Proceeds from employee stock purchase plan and stock option exercises	1,998	1,630
Tax withholdings on stock-based awards	(3,026)	(3,468)
Proceeds from issuance of common stock	—	2,500
Net cash used in financing activities	(4,280)	(5,894)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,067	(3,003)
Cash, cash equivalents and restricted cash at beginning of period	181,665	136,649
Cash, cash equivalents and restricted cash at end of period	$189,732	$133,646
Supplemental cash flow disclosures:
Interest paid, net	$62,441	$69,399
Income taxes paid	$3,022	$15,581
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$13,415	$15,684

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

The interest rate collars and swap are accounted for as cash flow hedges, and changes in the fair value are reported as a component of AOCI.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	August 2, 2025	February 1, 2025
Cash and cash equivalents	$188,748	$165,756
Restricted cash included in other current assets	984	15,909
Total cash, cash equivalents and restricted cash in the statement of cash flows	$189,732	$181,665

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Consumables	$729,918	$744,766	$1,477,988	$1,508,740
Supplies and companion animals	495,687	518,983	989,508	1,034,740
Services and other	262,924	260,006	514,432	509,415
Net sales	$1,488,529	$1,523,755	$2,981,928	$3,052,895

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

There were no triggering events identified and no indications of impairment of the Company’s goodwill during the thirteen week period ended August 3, 2024 and the thirteen and twenty-six week periods ended August 2, 2025.

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

As of August 2, 2025, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

Term Loan Facilities

As of August 2, 2025, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,584.4 million, net of the unamortized discount and debt issuance costs). As of February 1, 2025, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,582.5 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 7.9% as of August 2, 2025 and February 1, 2025. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of August 2, 2025 and February 1, 2025, the estimated fair value of the First Lien Term Loan was approximately $1,479.6 million and $1,529.5 million, respectively, based upon Level 2 fair value hierarchy inputs.

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

As of August 2, 2025 and February 1, 2025, no amounts were outstanding under the ABL Revolving Credit Facility. As of August 2, 2025, $495.2 million was available under the ABL Revolving Credit Facility, which is net of $58.4 million of outstanding letters of credit issued in the normal course of business and a $27.4 million borrowing base reduction based on qualifying assets. As of August 2, 2025 and February 1, 2025, unamortized debt issuance costs of $3.8 million and $4.4 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

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

5. Derivative Instruments

The interest rate swap, caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of August 2, 2025, AOCI included unrealized losses of $1.9 million ($1.5 million, net of tax). As of February 1, 2025, AOCI included unrealized gains of $0.4 million ($0.3 million, net of tax). Approximately $0.2 million and $0.4 million of pre-tax gains deferred in AOCI were reclassified to interest expense during the thirteen and twenty-six week periods ended August 2, 2025, respectively. Approximately $1.1 million and $2.3 million of pre-tax gains deferred in AOCI were reclassified to interest expense during the thirteen and twenty-six week periods ended August 3, 2024, respectively. The Company currently estimates that $0.5 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	August 2, 2025	February 1, 2025
Current asset portion of cash flow hedges	Other current assets	$589	$1,194
Non-current asset portion of cash flow hedges	Other long-term assets	—	746
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	(379)	(107)
Non-current liability portion of cash flow hedges	Other long-term liabilities	(1,553)	(554)
Total cash flow hedges		$(1,343)	$1,279

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	August 2, 2025
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$136,983	$—	$—
Investments of officers' life insurance	$—	$15,031	$—
Non-qualified deferred compensation plan	$—	$(13,328)	$—

	February 1, 2025
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$127,109	$—	$—
Investments of officers' life insurance	$—	$14,630	$—
Non-qualified deferred compensation plan	$—	$(13,996)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $136.0 million and $111.5 million as of August 2, 2025 and February 1, 2025, respectively. Also included in the Company’s money market mutual funds balances were $1.0 million and $15.6 million as of August 2, 2025 and February 1, 2025, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

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

There were no triggering events identified and no indications of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen and twenty-six week periods ended August 2, 2025. There were no indications of impairment of the Company’s other intangible assets or equity and other investments during the thirteen and twenty-six week periods ended August 3, 2024. During the thirteen and twenty-six week periods ended August 2, 2025, the Company recorded fixed asset and right-of-use asset impairment charges of $0.3 million and $0.9 million, respectively. During the thirteen and twenty-six week periods ended August 3, 2024, the Company recorded fixed asset and right-of-use asset impairment charges of $3.4 million and $6.9 million, respectively.

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

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
RSUs and RSAs	$6,908	$8,946	$14,643	$19,668
Options	1,439	2,465	2,804	8,018
ESPP	415	314	753	634
Other awards	27	189	9	1,028
Total equity-based compensation expense	$8,789	$11,914	$18,209	$29,348

Activity under the 2021 Equity Incentive Plan and the Inducement Awards was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, February 1, 2025	12,180	11,685
Granted	15,002	3,050
Vested and delivered/exercised	(3,232)	—
Forfeited/expired	(1,976)	(926)
Nonvested/outstanding, August 2, 2025	21,974	13,809
Unrecognized compensation expense as of August 2, 2025	$49,808	$11,811
Weighted average remaining expense period as of August 2, 2025	2.3 years	2.2 years

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period.

Series C Unit activity under the 2016 Incentive Plan was as follows (in thousands):

Units
Outstanding, February 1, 2025	192,835
Granted	—
Forfeited	(472)
Outstanding, August 2, 2025	192,363
Vested, August 2, 2025	190,448

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

There were approximately 16.5 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the twenty-six weeks ended August 2, 2025.

All outstanding equity awards were excluded from the calculation of diluted loss per Class A and B-1 common share in the twenty-six weeks ended August 3, 2024, as their effect would be antidilutive in a net loss period.

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

The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Revenue	$1,488,529	$1,523,755	$2,981,928	$3,052,895
Add (deduct):
Cost of sales	(903,210)	(943,030)	(1,826,641)	(1,893,510)
Advertising and marketing expenses	(37,921)	(37,227)	(73,367)	(79,834)
Stock compensation - general and administrative	(8,656)	(11,914)	(17,979)	(29,348)
Other general and administrative expenses (1)	(495,720)	(529,116)	(1,004,560)	(1,064,517)
Interest income	909	672	2,268	1,090
Interest expense	(33,297)	(36,805)	(66,791)	(73,622)
Other non-operating loss	—	—	—	(2,665)
Income tax (expense) benefit	(746)	4,651	(1,241)	9,128
Income from equity method investees	4,084	4,191	8,694	9,077
Consolidated net income (loss)	$13,972	$(24,823)	$2,311	$(71,306)

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

Executive Summary

Comparing the thirteen weeks ended August 2, 2025 with the thirteen weeks ended August 3, 2024 (unless otherwise noted), our results included the following:

•
a decrease in net sales from $1.52 billion to $1.49 billion, representing a period-over-period decrease of 2.3% and a comparable sales decrease of 1.4%;
•
operating income of $43.0 million, compared to operating income of $2.5 million in the prior year period;
•
net income attributable to Class A and B-1 common stockholders of $14.0 million, compared to net loss attributable to Class A and B-1 common stockholders of $24.8 million in the prior year period; and
•
an increase in Adjusted EBITDA from $83.5 million to $113.9 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales:
Products	$1,225,605	$1,263,749	$2,467,496	$2,543,480
Services and other	262,924	260,006	514,432	509,415
Total net sales	1,488,529	1,523,755	2,981,928	3,052,895
Cost of sales:
Products	747,143	787,103	1,513,428	1,579,825
Services and other	156,067	155,927	313,213	313,685
Total cost of sales	903,210	943,030	1,826,641	1,893,510
Gross profit	585,319	580,725	1,155,287	1,159,385
Selling, general and administrative expenses	542,297	578,257	1,095,906	1,173,699
Operating income (loss)	43,022	2,468	59,381	(14,314)
Interest income	(909)	(672)	(2,268)	(1,090)
Interest expense	33,297	36,805	66,791	73,622
Other non-operating loss	—	—	—	2,665
Income (loss) before income taxes and income from equity method investees	10,634	(33,665)	(5,142)	(89,511)
Income tax expense (benefit)	746	(4,651)	1,241	(9,128)
Income from equity method investees	(4,084)	(4,191)	(8,694)	(9,077)
Net income (loss) attributable to Class A and B-1 common stockholders	$13,972	$(24,823)	$2,311	$(71,306)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales:
Products	82.3%	82.9%	82.7%	83.3%
Services and other	17.7	17.1	17.3	16.7
Total net sales	100.0	100.0	100.0	100.0
Cost of sales:
Products	50.2	51.7	50.8	51.7
Services and other	10.5	10.2	10.5	10.3
Total cost of sales	60.7	61.9	61.3	62.0
Gross profit	39.3	38.1	38.7	38.0
Selling, general and administrative expenses	36.4	37.9	36.8	38.4
Operating income (loss)	2.9	0.2	1.9	(0.4)
Interest income	(0.1)	(0.0)	(0.1)	(0.0)
Interest expense	2.3	2.4	2.2	2.4
Other non-operating loss	—	—	—	0.1
Income (loss) before income taxes and income from equity method investees	0.7	(2.2)	(0.2)	(2.9)
Income tax expense (benefit)	0.1	(0.3)	0.0	(0.3)
Income from equity method investees	(0.3)	(0.3)	(0.3)	(0.3)
Net income (loss) attributable to Class A and B-1 common stockholders	0.9%	(1.6)%	0.1%	(2.3)%

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operational Data:
Comparable sales change	(1.4)%	0.3%	(1.3)%	(0.5)%
Total pet care centers (U.S. and Puerto Rico) at end of period	1,388	1,420	1,388	1,420
Adjusted EBITDA (in thousands)	$113,860	$83,523	$203,309	$159,167

Thirteen and Twenty-six Weeks Ended August 2, 2025 Compared with Thirteen and Twenty-six Weeks Ended August 3, 2024

Net Sales and Comparable Sales

	Thirteen weeks ended				Twenty-six weeks ended
(dollars in thousands)	August 2, 2025	August 3, 2024	$ Change	% Change	August 2, 2025	August 3, 2024	$ Change	% Change
Consumables	$729,918	$744,766	$(14,848)	(2.0%)	$1,477,988	$1,508,740	$(30,752)	(2.0%)
Supplies and companion animals	495,687	518,983	(23,296)	(4.5%)	989,508	1,034,740	(45,232)	(4.4%)
Services and other	262,924	260,006	2,918	1.1%	514,432	509,415	5,017	1.0%
Net sales	$1,488,529	$1,523,755	$(35,226)	(2.3%)	$2,981,928	$3,052,895	$(70,967)	(2.3%)

Net sales decreased $35.2 million, or 2.3%, to $1.49 billion in the thirteen weeks ended August 2, 2025 compared to net sales of $1.52 billion in the thirteen weeks ended August 3, 2024. Net sales decreased $71.0 million, or 2.3%, to $2.98 billion in the twenty-six weeks ended August 2, 2025 compared to net sales of $3.05 billion in the twenty-six weeks ended August 3, 2024. The sales decrease primarily reflects lower transaction volume and a lower pet care center count, as well as a greater focus on profitability and margin through a more disciplined approach to managing unit costs, pricing, and promotional strategies. We continue to experience momentum in services, driven in part by our strategic investments in customer acquisition and retention, as well as efforts to optimize our existing veterinary hospital footprint.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

As a percentage of net sales, our gross profit rate was 39.3% for the thirteen weeks ended August 2, 2025 compared with 38.1% for the thirteen weeks ended August 3, 2024. As a percentage of net sales, our gross profit rate was 38.7% for the twenty-six weeks ended August 2, 2025 compared with 38.0% for the twenty-six weeks ended August 3, 2024. The increase between the periods reflects improved utilization of our services footprint, as well as more effective management of our inventory, unit costs, pricing, and promotional strategies. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

As a percentage of net sales, SG&A expenses were 36.4% for the thirteen weeks ended August 2, 2025 compared with 37.9% for the thirteen weeks ended August 3, 2024. As a percentage of net sales, SG&A expenses were 36.8% for the twenty-six weeks ended August 2, 2025 compared with 38.4% for the twenty-six weeks ended August 3, 2024. The decrease in SG&A expenses between the periods was primarily due to lower payroll and other compensation costs, which included improved actuarial results from employee benefits optimization initiatives, as well as lower consulting costs. In addition, the Company incurred disposition costs relating to its Pupbox business during the twenty-six weeks ended August 3, 2024.

Interest Expense

Interest expense decreased $3.5 million, or 9.5%, to $33.3 million in the thirteen weeks ended August 2, 2025 compared with $36.8 million in the thirteen weeks ended August 3, 2024. Interest expense decreased $6.8 million, or 9.3%, to $66.8 million in the twenty-six weeks ended August 2, 2025 compared with $73.6 million in the twenty-six weeks ended August 3, 2024. The decrease was primarily driven by lower interest rates on the First Lien Term Loan during the thirteen and twenty-six week periods ended August 2, 2025. For more information, refer to Note 4, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating Loss

There was no other non-operating income or loss recognized during the thirteen and twenty-six week periods ended August 2, 2025. There was no other non-operating income or loss recognized during the thirteen weeks ended August 3, 2024. Other non-operating loss was $2.7 million for the twenty-six weeks ended August 3, 2024. For more information, refer to Note 6, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Expense (Benefit)

Our effective tax rates were 5.1% and 34.9%, resulting in income tax expense of $0.7 million and $1.2 million for the thirteen and twenty-six weeks ended August 2, 2025, respectively, compared to effective tax rates of 14.7% and 11.3%, resulting in income tax benefit of $4.7 million and $9.1 million for the thirteen and twenty-six weeks ended August 3, 2024, respectively. The change in effective tax rates for the thirteen and twenty-six weeks ended August 2, 2025 was primarily driven by a change in earnings and a decrease in the amount of compensation associated expenses not expected to be deductible for corporate income tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA introduces significant changes to U.S. income-tax legislation. Key provisions affecting the Company include (i) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025, (ii) immediate expensing of domestic research and experimental expenditures starting January 1, 2025, and (iii) an increase to the cap on the deductibility of business interest expense for taxable years starting after December 31, 2024.

In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. The impact of OBBBA for the quarter ended August 2, 2025 resulted in a reduction to current income tax expense, primarily due to the restoration of 100% bonus depreciation, immediate expensing of domestic research and experimental expenditures, and changes to the 163(j) interest limitation. This reduction was substantially offset by a corresponding increase in deferred income tax expense.

The net effect of OBBBA did not have a material impact on the Company’s effective tax rate for the period. The Company continues to evaluate the impact of OBBBA on its consolidated financial statements and will update its estimates as additional guidance becomes available.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income (loss) attributable to Class A and B-1 common stockholders	$13,972	$(24,823)	$2,311	$(71,306)
Interest expense, net	32,388	36,133	64,523	72,532
Income tax expense (benefit)	746	(4,651)	1,241	(9,128)
Depreciation and amortization	49,284	49,718	98,649	99,305
Income from equity method investees	(4,084)	(4,191)	(8,694)	(9,077)
Asset impairments and write offs	76	3,561	522	7,069
Equity-based compensation	8,789	11,914	18,209	29,348
Other non-operating loss	—	—	—	2,665
Mexico joint venture EBITDA (1)	10,360	9,902	20,558	20,398
Acquisition and divestiture-related costs (2)	—	—	—	3,719
Other costs (3)	2,329	5,960	5,990	13,642
Adjusted EBITDA	$113,860	$83,523	$203,309	$159,167
Net sales	$1,488,529	$1,523,755	$2,981,928	$3,052,895
Net margin (4)	0.9%	(1.6)%	0.1%	(2.3)%
Adjusted EBITDA Margin	7.6%	5.5%	6.8%	5.2%

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income	$8,167	$8,822	$17,387	$18,377
Depreciation	6,793	6,996	13,390	13,944
Income tax expense	3,935	3,903	8,101	7,359
Foreign currency loss (gain)	696	(380)	404	99
Interest expense, net	1,129	463	1,833	1,016
EBITDA	$20,720	$19,804	$41,115	$40,795
50% of EBITDA	$10,360	$9,902	$20,558	$20,398

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Twenty-six weeks ended
	August 2, 2025	August 3, 2024
(dollars in thousands)
Net cash provided by operating activities	$70,438	$60,956
Cash paid for fixed assets	(60,516)	(60,029)
Free Cash Flow	$9,922	$927

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $581.0 million ABL Revolving Credit Facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of August 2, 2025 was $683.9 million, inclusive of cash and cash equivalents of $188.7 million and $495.2 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Twenty-six weeks ended
(dollars in thousands)	August 2, 2025	August 3, 2024
Total cash provided by (used in):
Operating activities	$70,438	$60,956
Investing activities	(58,091)	(58,065)
Financing activities	(4,280)	(5,894)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,067	$(3,003)

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

Net cash provided by operating activities was $70.4 million in the twenty-six weeks ended August 2, 2025 compared with net cash provided by operating activities of $61.0 million in the twenty-six weeks ended August 3, 2024. The increase in operating cash flows were primarily driven by a decrease in inventory purchases, lower payroll and fringe benefits as well as lower operational costs, such as consulting fees. This was partially offset by lower sales and higher payouts of prior year accrued incentive bonuses.

Investing Activities

Net cash used in investing activities was $58.1 million for each of the twenty-six weeks ended August 2, 2025 and August 3, 2024, and consisted primarily of capital expenditures to support our business.

Financing Activities

Net cash used in financing activities was $4.3 million for the twenty-six weeks ended August 2, 2025, compared with $5.9 million used in financing activities for the twenty-six weeks ended August 3, 2024. Financing cash flows in the twenty-six weeks ended August 2, 2025 were not material. Financing cash flows in the twenty-six weeks ended August 3, 2024 consisted primarily of borrowings and repayments on the ABL Revolving Credit Facility.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of August 2, 2025, we had $1,595.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of August 2, 2025 would have increased annual cash interest in the aggregate by approximately $16.2 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of August 2, 2025, substantially all of our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 2, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended August 2, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1†	Petco Health and Wellness Company, Inc. Amended and Restated Executive Severance Plan

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.

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

Petco Health and Wellness Company, Inc.

Date: August 29, 2025	By:	/s/ Sabrina Simmons
Sabrina Simmons
Chief Financial Officer (Principal Financial and Accounting Officer)