Form 10-Q
period 2025-11-01
Petco Health & Wellness Company, Inc.
filed 2025-12-05
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

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

The number of shares of the registrant’s Class A Common Stock outstanding as of December 3, 2025 was 243,453,341.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of December 3, 2025 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of December 3, 2025 was 37,790,781.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	November 1, 2025	February 1, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237,413	$165,756
Receivables, less allowance for credit losses ($940 and $1,594, respectively)	42,900	40,425
Merchandise inventories, net	617,896	653,329
Prepaid expenses	43,721	53,515
Other current assets	65,470	60,594
Total current assets	1,007,400	973,619
Fixed assets	2,342,513	2,265,915
Less accumulated depreciation	(1,672,868)	(1,540,477)
Fixed assets, net	669,645	725,438
Operating lease right-of-use assets	1,306,554	1,302,346
Goodwill	980,064	980,064
Trade name	1,025,000	1,025,000
Other long-term assets	216,461	187,963
Total assets	$5,205,124	$5,194,430
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$429,978	$492,878
Accrued salaries and employee benefits	111,919	157,460
Accrued expenses and other liabilities	209,811	177,079
Current portion of operating lease liabilities	346,650	306,400
Current portion of long-term debt and other lease liabilities	5,102	5,346
Total current liabilities	1,103,460	1,139,163
Senior secured credit facilities, net, excluding current portion	1,581,950	1,578,091
Operating lease liabilities, excluding current portion	1,035,774	1,037,206
Deferred taxes, net	220,651	217,712
Other long-term liabilities	105,693	108,628
Total liabilities	4,047,528	4,080,800
Commitments and contingencies (Notes 4 and 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 243.1 million and 239.1 million shares, respectively	243	239
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,304,491	2,280,495
Accumulated deficit	(1,137,418)	(1,149,059)
Accumulated other comprehensive loss	(9,758)	(18,083)
Total stockholders’ equity	1,157,596	1,113,630
Total liabilities and stockholders’ equity	$5,205,124	$5,194,430

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales:
Products	$1,209,601	$1,263,194	$3,677,097	$3,806,674
Services and other	254,810	248,243	769,242	757,658
Total net sales	1,464,411	1,511,437	4,446,339	4,564,332
Cost of sales:
Products	739,893	782,240	2,253,321	2,362,065
Services and other	155,503	153,440	468,716	467,125
Total cost of sales	895,396	935,680	2,722,037	2,829,190
Gross profit	569,015	575,757	1,724,302	1,735,142
Selling, general and administrative expenses	539,819	571,780	1,635,725	1,745,479
Operating income (loss)	29,196	3,977	88,577	(10,337)
Interest income	(1,814)	(1,346)	(4,082)	(2,436)
Interest expense	32,827	35,797	99,618	109,420
Other non-operating income	—	(8,465)	—	(5,800)
Loss before income taxes and income from equity method investees	(1,817)	(22,009)	(6,959)	(111,521)
Income tax benefit	(6,276)	(857)	(5,035)	(9,985)
Income from equity method investees	(4,871)	(4,479)	(13,565)	(13,557)
Net income (loss) attributable to Class A and B-1 common stockholders	$9,330	$(16,673)	$11,641	$(87,979)

Net income (loss) per Class A and B-1 common share:
Basic	$0.03	$(0.06)	$0.04	$(0.32)
Diluted	$0.03	$(0.06)	$0.04	$(0.32)

Weighted average shares used in computing net income (loss) per Class A and B-1 common share:
Basic	280,380	274,495	278,995	272,446
Diluted	288,221	274,495	285,640	272,446

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income (loss) attributable to Class A and B-1 common stockholders	$9,330	$(16,673)	$11,641	$(87,979)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,178	(7,198)	9,847	(16,454)
Unrealized gain (loss) on derivatives	306	5,127	(1,100)	3,651
Gains on derivatives reclassified to income	(111)	(574)	(422)	(2,286)
Total other comprehensive income (loss), net of tax	2,373	(2,645)	8,325	(15,089)
Comprehensive income (loss) attributable to Class A and B-1 common stockholders	$11,703	$(19,318)	$19,966	$(103,068)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at February 1, 2025	239,066	37,791	37,791	$277	$2,280,495	$(1,149,059)	$(18,083)	$1,113,630
Equity-based compensation expense (Note 7)	—	—	—	—	9,445	—	—	9,445
Net loss	—	—	—	—	—	(11,661)	—	(11,661)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	32	32
Unrealized loss on derivatives (Note 5), net of tax	—	—	—	—	—	—	(2,267)	(2,267)
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(159)	(159)
Issuance of common stock, net of tax withholdings	1,765	—	—	2	(1,692)	—	—	(1,690)
Balance at May 3, 2025	240,831	37,791	37,791	$279	$2,288,248	$(1,160,720)	$(20,477)	$1,107,330
Equity-based compensation expense (Note 7)	—	—	—	—	8,807	—	—	8,807
Net income	—	—	—	—	—	13,972	—	13,972
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	7,637	7,637
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	861	861
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(152)	(152)
Issuance of common stock, net of tax withholdings	1,233	—	—	1	647	—	—	648
Balance at August 2, 2025	242,064	37,791	37,791	$280	$2,297,702	$(1,146,748)	$(12,131)	$1,139,103
Equity-based compensation expense (Note 7)	—	—	—	—	7,152	—	—	7,152
Net income	—	—	—	—	—	9,330	—	9,330
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,178	2,178
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	306	306
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(111)	(111)
Issuance of common stock, net of tax withholdings	1,032	—	—	1	(363)	—	—	(362)
Balance at November 1, 2025	243,096	37,791	37,791	281	2,304,491	(1,137,418)	(9,758)	1,157,596

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at February 3, 2024	231,156	37,791	37,791	$269	$2,229,582	$(1,047,243)	$1,821	$1,184,429
Equity-based compensation expense (Note 7)	—	—	—	—	17,451	—	—	17,451
Net loss	—	—	—	—	—	(46,483)	—	(46,483)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,665	1,665
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	6,372	6,372
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(850)	(850)
Issuance of common stock, net of tax withholdings	1,793	—	—	2	(277)	—	—	(275)
Balance at May 4, 2024	232,949	37,791	37,791	$271	$2,246,756	$(1,093,726)	$9,008	$1,162,309
Equity-based compensation expense (Note 7)	—	—	—	—	11,879	—	—	11,879
Net loss	—	—	—	—	—	(24,823)	—	(24,823)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(10,921)	(10,921)
Unrealized loss on derivatives (Note 5), net of tax	—	—	—	—	—	—	(7,848)	(7,848)
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(862)	(862)
Issuance of common stock, net of tax withholdings	2,878	—	—	3	1,746	—	—	1,749
Balance at August 3, 2024	235,827	37,791	37,791	$274	$2,260,381	$(1,118,549)	$(10,623)	$1,131,483
Equity-based compensation expense (Note 7)	—	—	—	—	11,330	—	—	11,330
Net loss	—	—	—	—	—	(16,673)	—	(16,673)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(7,198)	(7,198)
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	5,127	5,127
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(574)	(574)
Issuance of common stock, net of tax withholdings	1,331	—	—	1	(659)	—	—	(658)
Balance at November 2, 2024	237,158	37,791	37,791	$275	$2,271,052	$(1,135,222)	$(13,268)	$1,122,837

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirty-nine weeks ended
	November 1, 2025	November 2, 2024
Cash flows from operating activities:
Net income (loss)	$11,641	$(87,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	148,466	149,414
Amortization of debt discounts and issuance costs	3,760	3,661
Provision for deferred taxes	(50)	(35,629)
Equity-based compensation	25,372	40,705
Impairments, write-offs and losses on sale of fixed and other assets	677	8,449
Income from equity method investees	(13,565)	(13,557)
Amounts reclassified out of accumulated other comprehensive loss	(561)	(3,035)
Non-cash operating lease costs	308,297	311,347
Other non-operating loss (income)	—	(5,800)
Changes in assets and liabilities:
Receivables	(2,709)	4,287
Merchandise inventories	35,433	(6,194)
Prepaid expenses and other assets	(2,437)	1,601
Accounts payable and book overdrafts	(63,121)	(36,427)
Accrued salaries and employee benefits	(46,238)	28,986
Accrued expenses and other liabilities	30,028	(817)
Operating lease liabilities	(273,942)	(280,101)
Other long-term liabilities	(523)	2,769
Net cash provided by operating activities	160,528	81,680
Cash flows from investing activities:
Cash paid for fixed assets	(89,960)	(91,041)
Cash paid for acquisitions, net of cash acquired	—	(464)
Cash paid for investment	—	(457)
Proceeds from investment	—	998
Proceeds from sale of assets	2,541	1,252
Cash received from partial surrender of officers' life insurance	—	206
Net cash used in investing activities	(87,419)	(89,506)
Cash flows from financing activities:
Borrowings under long-term debt agreements	—	201,000
Repayments of long-term debt	—	(201,000)
Debt refinancing costs	—	(3,028)
Payments for finance lease liabilities	(4,433)	(4,608)
Proceeds from employee stock purchase plan and stock option exercises	2,738	2,585
Tax withholdings on stock-based awards	(3,656)	(5,251)
Proceeds from issuance of common stock	—	2,500
Net cash used in financing activities	(5,351)	(7,802)
Net increase (decrease) in cash, cash equivalents and restricted cash	67,758	(15,628)
Cash, cash equivalents and restricted cash at beginning of period	181,665	136,649
Cash, cash equivalents and restricted cash at end of period	$249,423	$121,021
Supplemental cash flow disclosures:
Interest paid, net	$94,088	$105,252
Income taxes paid	$3,917	$24,652
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$15,665	$14,936

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

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	November 1, 2025	February 1, 2025
Cash and cash equivalents	$237,413	$165,756
Restricted cash included in other current assets	12,010	15,909
Total cash, cash equivalents and restricted cash in the statement of cash flows	$249,423	$181,665

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Consumables	$731,456	$753,230	$2,209,444	$2,261,970
Supplies and companion animals	478,145	509,964	1,467,653	1,544,704
Services and other	254,810	248,243	769,242	757,658
Net sales	$1,464,411	$1,511,437	$4,446,339	$4,564,332

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

There were no triggering events identified and no indications of impairment of the Company’s goodwill during the thirteen week period ended November 2, 2024 and the thirteen and thirty-nine week periods ended November 1, 2025.

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

As of November 1, 2025, the Company was in compliance with its covenants under the First Lien Term Loan and the ABL Revolving Credit Facility.

Term Loan Facilities

As of November 1, 2025, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,585.5 million, net of the unamortized discount and debt issuance costs). As of February 1, 2025, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,582.5 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 7.6% and 7.9% as of November 1, 2025 and February 1, 2025, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of November 1, 2025 and February 1, 2025, the estimated fair value of the First Lien Term Loan was approximately $1,569.4 million and $1,529.5 million, respectively, based upon Level 2 fair value hierarchy inputs.

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

As of November 1, 2025 and February 1, 2025, no amounts were outstanding under the ABL Revolving Credit Facility. As of November 1, 2025, $495.5 million was available under the ABL Revolving Credit Facility, which is net of $58.4 million of outstanding letters of credit issued in the normal course of business and a $27.1 million borrowing base reduction based on qualifying assets. As of November 1, 2025 and February 1, 2025, unamortized debt issuance costs of $3.5 million and $4.4 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

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

5. Derivative Instruments

The interest rate swap, caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of November 1, 2025, AOCI included unrealized losses of $1.7 million ($1.3 million, net of tax). As of February 1, 2025, AOCI included unrealized gains of $0.4 million ($0.3 million, net of tax). Approximately $0.2 million and $0.6 million of pre-tax gains deferred in AOCI were reclassified to interest expense during the thirteen and thirty-nine week periods ended November 1, 2025, respectively. Approximately $0.8 million and $3.0 million of pre-tax gains deferred in AOCI were reclassified to interest expense during the thirteen and thirty-nine week periods ended November 2, 2024, respectively. The Company currently estimates that $0.3 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	November 1, 2025	February 1, 2025
Current asset portion of cash flow hedges	Other current assets	$141	$1,194
Non-current asset portion of cash flow hedges	Other long-term assets	—	746
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	(662)	(107)
Non-current liability portion of cash flow hedges	Other long-term liabilities	(789)	(554)
Total cash flow hedges		$(1,310)	$1,279

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	November 1, 2025
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$200,510	$—	$—
Investments of officers' life insurance	$—	$15,892	$—
Non-qualified deferred compensation plan	$—	$(14,302)	$—

	February 1, 2025
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$127,109	$—	$—
Investments of officers' life insurance	$—	$14,630	$—
Non-qualified deferred compensation plan	$—	$(13,996)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $188.5 million and $111.5 million as of November 1, 2025 and February 1, 2025, respectively. Also included in the Company’s money market mutual funds balances were $12.0 million and $15.6 million as of November 1, 2025 and February 1, 2025, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

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

There were no triggering events identified and no indications of impairment of the Company’s goodwill, indefinite-lived trade name, other intangible assets or equity and other investments during the thirteen and thirty-nine week periods ended November 1, 2025. There were no indications of impairment of the Company’s other intangible assets or equity and other investments during the thirteen and thirty-nine week periods ended November 2, 2024. During the thirteen and thirty-nine week periods ended November 1, 2025, the Company recorded fixed asset and right-of-use asset impairment charges of $0.1 million and $1.1 million, respectively. During the thirteen and thirty-nine week periods ended November 2, 2024, the Company recorded fixed asset and right-of-use asset impairment charges of $1.3 million and $8.2 million, respectively.

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

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”). No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of November 1, 2025, substantially all Series C Units are fully vested.

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
RSUs and RSAs	$5,314	$8,210	$19,957	$27,879
Options	1,427	2,175	4,230	10,193
ESPP	412	746	1,165	1,380
Other awards	10	226	20	1,253
Total equity-based compensation expense	$7,163	$11,357	$25,372	$40,705

Activity under the 2021 Equity Incentive Plan and the Inducement Awards was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, February 1, 2025	12,180	11,685
Granted	15,713	3,050
Vested and delivered/exercised	(4,224)	—
Forfeited/expired	(2,239)	(957)
Nonvested/outstanding, November 1, 2025	21,430	13,778
Unrecognized compensation expense as of November 1, 2025	$41,705	$10,384
Weighted average remaining expense period as of November 1, 2025	2.1 years	1.9 years

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

There were approximately 15.1 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the thirty-nine weeks ended November 1, 2025.

All outstanding equity awards were excluded from the calculation of diluted loss per Class A and B-1 common share in the thirty-nine weeks ended November 2, 2024, as their effect would be antidilutive in a net loss period.

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

The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue	$1,464,411	$1,511,437	$4,446,339	$4,564,332
Add (deduct):
Cost of sales	(895,396)	(935,680)	(2,722,037)	(2,829,190)
Advertising and marketing expenses	(38,063)	(37,638)	(111,430)	(117,472)
Stock compensation - general and administrative	(7,043)	(11,357)	(25,022)	(40,705)
Other general and administrative expenses (1)	(494,713)	(522,785)	(1,499,273)	(1,587,302)
Interest income	1,814	1,346	4,082	2,436
Interest expense	(32,827)	(35,797)	(99,618)	(109,420)
Other non-operating income	—	8,465	—	5,800
Income tax benefit	6,276	857	5,035	9,985
Income from equity method investees	4,871	4,479	13,565	13,557
Consolidated net income (loss)	$9,330	$(16,673)	$11,641	$(87,979)

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

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a pet specialty retailer focused on improving the lives of pets, pet parents, and our own partners. Through our omnichannel ecosystem, we provide our customers with a comprehensive offering of products and services to fulfill all of their pets’ needs through our more than 1,500 pet care centers across the U.S., Mexico, and Puerto Rico, our digital channel, and our flexible fulfillment options.

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

We strive to be a company that is improving millions of pet lives as well as the lives of pet parents and the partners who work for us. In tandem with Petco Love, an independent 501(c)(3) nonprofit organization, we work with and support thousands of local animal welfare groups nationwide and, through these partnerships and in-store adoption events, we have helped find homes for over 7 million animals.

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

Executive Summary

Comparing the thirteen weeks ended November 1, 2025 with the thirteen weeks ended November 2, 2024 (unless otherwise noted), our results included the following:

•
a decrease in net sales from $1.51 billion to $1.46 billion, representing a period-over-period decrease of 3.1% and a comparable sales decrease of 2.2%;
•
operating income of $29.2 million, compared to operating income of $4.0 million in the prior year period;
•
net income attributable to Class A and B-1 common stockholders of $9.3 million, compared to net loss attributable to Class A and B-1 common stockholders of $16.7 million in the prior year period; and
•
an increase in Adjusted EBITDA from $81.2 million to $98.6 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales:
Products	$1,209,601	$1,263,194	$3,677,097	$3,806,674
Services and other	254,810	248,243	769,242	757,658
Total net sales	1,464,411	1,511,437	4,446,339	4,564,332
Cost of sales:
Products	739,893	782,240	2,253,321	2,362,065
Services and other	155,503	153,440	468,716	467,125
Total cost of sales	895,396	935,680	2,722,037	2,829,190
Gross profit	569,015	575,757	1,724,302	1,735,142
Selling, general and administrative expenses	539,819	571,780	1,635,725	1,745,479
Operating income (loss)	29,196	3,977	88,577	(10,337)
Interest income	(1,814)	(1,346)	(4,082)	(2,436)
Interest expense	32,827	35,797	99,618	109,420
Other non-operating income	—	(8,465)	—	(5,800)
Loss before income taxes and income from equity method investees	(1,817)	(22,009)	(6,959)	(111,521)
Income tax benefit	(6,276)	(857)	(5,035)	(9,985)
Income from equity method investees	(4,871)	(4,479)	(13,565)	(13,557)
Net income (loss) attributable to Class A and B-1 common stockholders	$9,330	$(16,673)	$11,641	$(87,979)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales:
Products	82.6%	83.6%	82.7%	83.4%
Services and other	17.4	16.4	17.3	16.6
Total net sales	100.0	100.0	100.0	100.0
Cost of sales:
Products	50.5	51.8	50.7	51.8
Services and other	10.6	10.1	10.5	10.2
Total cost of sales	61.1	61.9	61.2	62.0
Gross profit	38.9	38.1	38.8	38.0
Selling, general and administrative expenses	36.9	37.8	36.8	38.2
Operating income (loss)	2.0	0.3	2.0	(0.2)
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	2.2	2.5	2.3	2.4
Other non-operating income	—	(0.6)	—	(0.1)
Loss before income taxes and income from equity method investees	(0.1)	(1.5)	(0.2)	(2.4)
Income tax benefit	(0.4)	(0.1)	(0.1)	(0.2)
Income from equity method investees	(0.3)	(0.3)	(0.4)	(0.3)
Net income (loss) attributable to Class A and B-1 common stockholders	0.6%	(1.1)%	0.3%	(1.9)%

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operational Data:
Comparable sales change	(2.2)%	1.8%	(1.6)%	0.3%
Total pet care centers (U.S. and Puerto Rico) at end of period	1,389	1,413	1,389	1,413
Adjusted EBITDA (in thousands)	$98,564	$81,236	$301,873	$240,403

Thirteen and Thirty-nine Weeks Ended November 1, 2025 Compared with Thirteen and Thirty-nine Weeks Ended November 2, 2024

Net Sales and Comparable Sales

	Thirteen weeks ended				Thirty-nine weeks ended
(dollars in thousands)	November 1, 2025	November 2, 2024	$ Change	% Change	November 1, 2025	November 2, 2024	$ Change	% Change
Consumables	$731,456	$753,230	$(21,774)	(2.9%)	$2,209,444	$2,261,970	$(52,526)	(2.3%)
Supplies and companion animals	478,145	509,964	(31,819)	(6.2%)	1,467,653	1,544,704	(77,051)	(5.0%)
Services and other	254,810	248,243	6,567	2.6%	769,242	757,658	11,584	1.5%
Net sales	$1,464,411	$1,511,437	$(47,026)	(3.1%)	$4,446,339	$4,564,332	$(117,993)	(2.6%)

Net sales decreased $47.0 million, or 3.1%, to $1.46 billion in the thirteen weeks ended November 1, 2025 compared to net sales of $1.51 billion in the thirteen weeks ended November 2, 2024. Net sales decreased $118.0 million, or 2.6%, to $4.45 billion in the thirty-nine weeks ended November 1, 2025 compared to net sales of $4.56 billion in the thirty-nine weeks ended November 2, 2024. The sales decrease primarily reflects lower transaction volume and a lower pet care center count, as well as a greater focus on profitability and margin through a more disciplined approach to managing unit costs, pricing, and promotional strategies. We continue to experience momentum in services, driven in part by our strategic investments in customer acquisition and retention, as well as efforts to optimize our existing veterinary hospital footprint.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

As a percentage of net sales, our gross profit rate was 38.9% for the thirteen weeks ended November 1, 2025 compared with 38.1% for the thirteen weeks ended November 2, 2024. As a percentage of net sales, our gross profit rate was 38.8% for the thirty-nine weeks ended November 1, 2025 compared with 38.0% for the thirty-nine weeks ended November 2, 2024. The increase between the periods reflects improved utilization of our services footprint, as well as more effective management of our inventory, unit costs, pricing, and promotional strategies. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

As a percentage of net sales, SG&A expenses were 36.9% for the thirteen weeks ended November 1, 2025 compared with 37.8% for the thirteen weeks ended November 2, 2024. As a percentage of net sales, SG&A expenses were 36.8% for the thirty-nine weeks ended November 1, 2025 compared with 38.2% for the thirty-nine weeks ended November 2, 2024. The decrease in SG&A expenses between the periods was primarily due to lower payroll and other compensation costs, which included improved actuarial results from employee benefits optimization initiatives, as well as lower consulting costs. In addition, the Company incurred disposition costs relating to its Pupbox business during the thirty-nine weeks ended November 2, 2024.

Interest Expense

Interest expense decreased $3.0 million, or 8.3%, to $32.8 million in the thirteen weeks ended November 1, 2025 compared with $35.8 million in the thirteen weeks ended November 2, 2024. Interest expense decreased $9.8 million, or 9.0%, to $99.6 million in the thirty-nine weeks ended November 1, 2025 compared with $109.4 million in the thirty-nine weeks ended November 2, 2024. The decrease was primarily driven by lower interest rates on the First Lien Term Loan during the thirteen and thirty-nine week periods ended November 1, 2025. For more information, refer to Note 4, “Senior Secured Credit Facilities,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Non-Operating Income

There was no other non-operating income or loss recognized during the thirteen and thirty-nine week periods ended November 1, 2025. Other non-operating income was $8.5 million and $5.8 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively. For more information, refer to Note 6, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Benefit

Our effective tax rates were (205.4)% and (76.2)%, resulting in income tax benefit of $6.3 million and $5.0 million for the thirteen and thirty-nine weeks ended November 1, 2025, respectively, compared to effective tax rates of 4.9% and 10.2%, resulting in income tax benefit of $0.9 million and $10.0 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively. The change in effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2025 was primarily driven by a change in earnings and a decrease in the amount of compensation associated expenses not expected to be deductible for corporate income tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA introduces significant changes to U.S. income-tax legislation. Key provisions affecting the Company include (i) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025, (ii) immediate expensing of domestic research and experimental expenditures starting January 1, 2025, and (iii) an increase to the cap on the deductibility of business interest expense for taxable years starting after December 31, 2024. We have considered the impact of the OBBBA on our annual effective tax rate. These provisions did not have a material impact to income taxes in our financial statements for the third quarter 2025.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income (loss) attributable to Class A and B-1 common stockholders	$9,330	$(16,673)	$11,641	$(87,979)
Interest expense, net	31,013	34,451	95,536	106,984
Income tax benefit	(6,276)	(857)	(5,035)	(9,985)
Depreciation and amortization	49,817	50,109	148,466	149,414
Income from equity method investees	(4,871)	(4,479)	(13,565)	(13,557)
Asset impairments and write offs	155	1,380	677	8,449
Equity-based compensation	7,163	11,357	25,372	40,705
Other non-operating income	—	(8,465)	—	(5,800)
Mexico joint venture EBITDA (1)	11,662	9,984	32,220	30,382
Acquisition and divestiture-related costs (2)	—	—	—	3,719
Other costs (3)	571	4,429	6,561	18,071
Adjusted EBITDA	$98,564	$81,236	$301,873	$240,403
Net sales	$1,464,411	$1,511,437	$4,446,339	$4,564,332
Net margin (4)	0.6%	(1.1)%	0.3%	(1.9)%
Adjusted EBITDA Margin	6.7%	5.4%	6.8%	5.3%

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income	$9,742	$8,958	$27,129	$27,335
Depreciation	7,725	6,880	21,115	20,824
Income tax expense	4,498	3,637	12,599	10,996
Foreign currency loss (gain)	593	(106)	997	(7)
Interest expense, net	766	599	2,599	1,615
EBITDA	$23,324	$19,968	$64,439	$60,763
50% of EBITDA	$11,662	$9,984	$32,220	$30,382

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirty-nine weeks ended
	November 1, 2025	November 2, 2024
(dollars in thousands)
Net cash provided by operating activities	$160,528	$81,680
Cash paid for fixed assets	(89,960)	(91,041)
Free Cash Flow	$70,568	$(9,361)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $581.0 million ABL Revolving Credit Facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of November 1, 2025 was $732.9 million, inclusive of cash and cash equivalents of $237.4 million and $495.5 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirty-nine weeks ended
(dollars in thousands)	November 1, 2025	November 2, 2024
Total cash provided by (used in):
Operating activities	$160,528	$81,680
Investing activities	(87,419)	(89,506)
Financing activities	(5,351)	(7,802)
Net increase (decrease) in cash, cash equivalents and restricted cash	$67,758	$(15,628)

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

Net cash provided by operating activities was $160.5 million in the thirty-nine weeks ended November 1, 2025 compared with net cash provided by operating activities of $81.7 million in the thirty-nine weeks ended November 2, 2024. The increase in operating cash flows were primarily driven by a decrease in inventory purchases, lower payroll and fringe benefits, lower cash paid for income taxes, and lower operational costs, such as consulting fees. This was partially offset by lower sales and higher payouts of prior year accrued incentive bonuses.

Investing Activities

Net cash used in investing activities was $87.4 million and $89.5 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively, and consisted primarily of capital expenditures to support our business.

Financing Activities

Net cash used in financing activities was $5.4 million for the thirty-nine weeks ended November 1, 2025, compared with $7.8 million used in financing activities for the thirty-nine weeks ended November 2, 2024. Financing cash flows in the thirty-nine weeks ended November 1, 2025 were not material. Financing cash flows in the thirty-nine weeks ended November 2, 2024 consisted primarily of borrowings and repayments on the ABL Revolving Credit Facility.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of November 1, 2025, we had $1,595.3 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of November 1, 2025 would have increased annual cash interest in the aggregate by approximately $16.2 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of November 1, 2025, substantially all of our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 1, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended November 1, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Insider Trading Arrangements

None of our directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Form 10-Q.

Amendment and Restatement of Bylaws

On December 2, 2025, in connection with the effectiveness of new SEC rules regarding universal proxy cards and subsequent Delaware law developments, certain changes to the Delaware General Corporation Law (the “DGCL”), and a periodic review of the bylaws of the Company, the Board of Directors approved and adopted an amendment and restatement of the Company’s Second Amended and Restated Bylaws (as so amended, the “Third A&R Bylaws”). The Third A&R Bylaws became effective immediately upon approval by the board of directors.

Among other things, the amendments effected by the Third A&R Bylaws:

•
clarify the notice procedures for adjournments of virtual meetings of stockholders and eliminate the requirement that the list of stockholders be open to examination at meetings of stockholders, in each case in accordance with 2022 amendments to the DGCL;
•
update certain procedural requirements related to director nominations by stockholders in light of the recently adopted Rule 14a-19 under the Exchange Act and reflect certain other related changes, including requiring: (1) additional background information and disclosures regarding stockholders proposing director nominations and other business, director nominees proposed by stockholders, and other persons related to a stockholder’s solicitation of proxies; and (2) any stockholder submitting a nomination notice to make a representation and provide confirmation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 under the Exchange Act and the Third A&R Bylaws and to provide evidence that the stockholder has complied with such requirements;

•
require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white, which is reserved solely for use for solicitation by the board of directors;
•
require that a quorum cannot be readily convened for a meeting of the board of directors in order for the emergency bylaws described in Section 3.13 of the Third A&R Bylaws to become operative; and
•
make certain other non-substantive, ministerial, clarifying and conforming changes, including clarifying procedures around stockholders meetings, who can preside at board and stockholder meetings in Chairman’s absence, when stockholder votes can be disregarded and certain officer provisions to provide additional flexibility.

The foregoing description of the Third A&R Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Third A&R Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Third Amended and Restated Bylaws of Petco Health and Wellness Company, Inc.

10.1†	Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO PSU Grant)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.

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

Petco Health and Wellness Company, Inc.

Date: December 5, 2025	By:	/s/ Sabrina Simmons
Sabrina Simmons
Chief Financial Officer (Principal Financial and Accounting Officer)