Form 10-K
period 2026-01-31
Petco Health & Wellness Company, Inc.
filed 2026-03-13
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq Global Select Market on August 1, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $262 million.

The number of shares of registrant’s Class A Common Stock outstanding as of March 11, 2026 was 246,564,864.

The number of shares of registrant’s Class B-1 Common Stock outstanding as of March 11, 2026 was 37,790,781.

The number of shares of registrant’s Class B-2 Common Stock outstanding as of March 11, 2026 was 37,790,781.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Diego, California

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2026 annual meeting of stockholders within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Note on the Presentation

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Petco,” “our company,” “we,” “our,” and “us,” or like terms, refer to Petco Health and Wellness Company, Inc. and/or its subsidiaries, individually and/or collectively, and (ii) “common stock” refer to our Class A common stock, our Class B-1 common stock and our Class B-2 common stock, collectively. References to our certificate of incorporation and bylaws are to our second amended and restated certificate of incorporation, as amended, and our third amended and restated bylaws, respectively.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. References to “fiscal year” mean the year in which that fiscal year began. For example, references to fiscal 2025 refer to the fiscal year beginning February 2, 2025 and ending January 31, 2026.

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

Forward-looking statements are subject to many risks, uncertainties, and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Annual Report on Form 10-K as well as the following: (i) increased competition (including from multi-channel retailers, mass and grocery retailers, and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation, prevailing interest rates, and the impact of tariffs; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a data privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances, or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflicts in Ukraine and the Middle East), government shutdowns, health crises, and pandemics; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; (xx) impairments of the carrying value of our goodwill and other intangible assets; (xxi) our ability to successfully implement our operational adjustments, achieve the expected benefits of our cost action plans, and drive improved profitability; (xxii) our ability to deliver sustainable, profitable growth; and (xxiii) the other risks, uncertainties, and other factors identified herein under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any such factors could significantly alter the results set forth in these statements.

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
•
We have, at times, experienced difficulties recruiting and retaining skilled veterinarians due to shortages that could disrupt our business.
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
•
Our failure to comply with the covenants contained in the Indenture, Term Loan Credit Agreement and ABL Credit Agreement, including as a result of events beyond our control, could result in an event of default that could cause repayment of our debt to be accelerated.
•
The amount of borrowings permitted under the ABL Revolving Credit Facility may fluctuate significantly, which may adversely affect our liquidity, results of operations, and financial position.
•
We will need to repay or refinance borrowings under the First Lien Term Loan and ABL Revolving Credit Facility prior to maturity of the Senior Secured Notes.

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

PART I

Item 1. Business.

Our Company

Founded in 1965, Petco is a leading pet specialty retailer focused on improving the lives of pets, pet parents, and our own Petco partners. Building on more than 60 years of service to pets and the people who love and care for them, we serve our customers as a fully-integrated, omnichannel provider of pet products, services, and solutions. Our ecosystem provides our customers with a comprehensive offering of products and services to fulfill all their pets’ needs through our approximately 1,400 pet care centers across the United States and Puerto Rico, our digital channel, and our flexible fulfillment options. Additionally, we operate approximately 150 pet care centers in Mexico and 2 in Chile through a joint venture.

Our product offering leverages a broad assortment of national brands, owned brands, and exclusive merchandise, providing customers with a wide variety of nutritional options at a range of price points. Our product offering is complemented by a wide variety of pet care supplies and companion animals. In addition, our owned product assortment, including WholeHearted, Reddy, So Phresh, and Well & Good, serves as a significant driver of sales, customer loyalty, and repeat purchasing and was a meaningful contributor to enterprise sales in fiscal 2025.

We integrate our product offering with our services business, comprised of veterinary care, grooming, and training, with a focus on treating the whole pet, including their physical, mental, and social well-being. As of January 31, 2026, we had approximately 300 full service veterinary hospitals in our network and operated approximately 1,600 Vetco clinics on a weekly basis. We are able to benefit from certain structural advantages compared to stand-alone veterinary care providers by integrating our hospitals into existing pet care centers. This provides additional basket opportunities and allows for, among other things, data sharing advantages across our ecosystem.

Our strategy is powered by a multi-channel platform. Our more than 26,000 passionate and knowledgeable store employees, together with our full suite of wholly owned services, enable us to create a fun, convenient, and unique experience for our customers and their pets.

Layered onto our in-store and services offerings, we are focused on continually improving both our digital capabilities as well as our membership offering and creating a digital-to-store experience designed to minimize friction for our customers. Petco.com, our e-Commerce site, and the Petco app, our personalized mobile app, together serve as hubs for pet parents to book appointments and manage all of their pets’ needs, while enabling them to shop wherever, whenever, and however they want. With many of our customers shopping both in-store and online, we are well positioned to serve pet parents wherever they are through our interconnected ecosystem, where we offer the convenience of repeat delivery, buy online and pickup in store, curbside pick-up, same day delivery, and ship from store, thus continuing to strengthen our position as the place “Where the Pets Go.”

Industry Dynamics

The U.S. pet care industry is large, serving millions of households with pets, and has exhibited steady growth driven by an increase in the pet population and ongoing trends in pet humanization and premiumization. Due to the essential, repeat nature of pet products and services, the industry has demonstrated resilience across various economic cycles. However, in recent years we have observed increased competition and softening discretionary spending with us, creating a challenging operating environment.

In fiscal 2025, with new leadership in place, we embarked on a purposeful strategy to strengthen our fundamentals with a specific focus on driving improved profitability and cash flow. This strategy is anchored on four key pillars: providing a trusted store experience for our customers; offering new, trend-driven products that complement our evergreen assortment; scaling our unique and competitively differentiated services offering; and powering it all with an integrated omni-channel experience driven by a revamped membership offering, repeat delivery, and seamless digital-to-store engagement.

Our execution in fiscal 2025 brought our four strategic pillars to life. We drove differentiated growth in our merchandise offering by expanding our portfolio of owned brands and exclusive products, helping to position Petco as the go-to destination for premium and innovative pet nutrition and supplies. We continued to scale our vet services, opening new, state-of-the-art veterinary hospitals in our pet care centers and expanding our Vetco clinics, making essential veterinary care more accessible and affordable, while also enhancing our grooming offerings, creating indispensable, recurring relationships with pet parents. Finally, we powered these initiatives with our differentiated digital engine, making significant progress in improving our mobile app and e-commerce platforms in an effort to deliver a seamless, integrated omnichannel experience.

This disciplined execution of our strategy resulted in an improved financial profile in fiscal 2025, as demonstrated by our strong year-over-year growth in net income and Adjusted EBITDA, as well as significant operating income and free cash flow generation year-over-year. We believe the significant progress that we made in fiscal 2025 demonstrates our ability to execute on our priorities, creating a strong foundation for future success. As we look ahead to fiscal 2026, our focus is to build on this momentum in returning Petco to sustainable, profitable growth. We plan to continue to execute against our four pillars, with a commitment to operational excellence and providing the comprehensive care that pet parents expect from us. By leveraging our unique, integrated model of merchandise, services, and veterinary care, we are confident in our ability to capture the significant opportunities that lie ahead and deliver sustainable, long-term value for our shareholders.

Marketing and Advertising

In fiscal 2025, we continued to evolve our marketing and media strategy, with a heightened focus on efficiency, return on investments, and disciplined promotional activity. We grew our in-house retail media network to enable advertising activities across paid and owned channels, and enhanced our search engine optimization capabilities through the launch of our in-house content hub. We also refined our pricing and promotional strategies and optimized overall marketing spend and channel mix to prioritize high-margin customer engagement, by leveraging data-driven insights. Our marketing efforts capitalize our integrated ecosystem and competitive positioning to drive customer acquisition, monetization, and retention while strengthening brand resonance and customer experience through targeted campaigns and in-store engagement initiatives.

In fiscal 2026, we plan to further integrate and share data between our services business and the rest of our stores to enable improved customer recommendations and marketing effectiveness. This includes continued investment in data-driven personalization, loyalty analytics, and marketing-mix insights that are designed to improve campaign effectiveness and long-term customer value. We expect these capabilities to support our sustainable, profitability-focused growth.

Human Capital

Our Partners

Our employees, who we call Petco partners, are our most significant asset, critical to the delivery of our transformation and our continued progress. As of January 31, 2026, we had over 29,000 total partners. Our over 26,000 pet care center partners offer a level of customer engagement and content that is differentiated in retail and grounded in a true passion for pets. Our partners are primarily employed on an at-will basis and are compensated through base salary and incentive programs. We strive for our partners to grow and develop in their careers, and offer competitive compensation and benefits programs, incentive compensation, and a range of health and wellness offerings. Though we have encountered a small number of union campaigns, none have been successful to date and, accordingly, none of our partners are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our partners to be good.

Culture

We strive to create an environment that values diverse backgrounds and identities. We believe that an inclusive workplace can unlock diversity of perspectives which in turn can enable critical innovation, creative problem solving and high engagement that is key to our mission of improving the lives of pets, pet parents, and our Petco partners. Embedded in our values is the fundamental belief that we are all accepted as we are, and this sentiment is reinforced in teams across our company.

To better serve our diverse customers across our more than 1,500 pet care centers across the United States, Mexico, and Puerto Rico, we are intentional about bringing the skillsets and experiences that help us meet the needs of all pets and pet parents. From attracting bilingual talent that help us serve multicultural market segments to finding experiences that help us innovate in a competitive and changing industry, we continue to evaluate and enhance our recruiting and development strategies to find and build the best talent possible. As the need for pet care grows, we also collaborate with community and industry associations to inspire the next generation of doctors and expand the field of veterinarian medicine.

Partner Communities

We believe that building and supporting connections between our partners creates a more fulfilling and enjoyable workplace experience and enables us to tap into the diverse expertise of our partners. Petco’s seven Partner Resource Groups are partner-led and organized, and lead this effort by fostering community and a sense of belonging by facilitating engagement activities to increase cross-cultural awareness, educate partners on issues involving a variety of topics, and help our business better reach our diverse customer base.

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

Talent Development

We invest significant resources to attract, develop, and retain top talent. In recent years, we have introduced foundational leadership development training for all new General Managers and above, provided comprehensive pet health and wellness certifications in all pet care centers, and continuously develop our partners’ customer engagement skills. In fiscal 2025, we proudly provided over 300,000 hours of training to our pet care center partners. In addition, over 40% of open Store General Manager and District Manager positions were filled by internal candidates, either through lateral moves or promotions.

Distribution

We currently have seven primary and two regional distribution centers in our network, which are located in various parts of the United States, that handle almost all distribution for our company. In addition, our ship-from-store, same day delivery, BOPUS, and curbside programs enhance our distribution networks.

The majority of relationships we have with third-party domestic transportation and logistics providers are governed by non-exclusive agreements that do not obligate us to minimum volume or fees, and such agreements may generally be terminated by either party on 45 to 60 days’ prior written notice. However, the Company has agreements with three significant domestic transportation and logistics providers that have certain minimum volume requirements and/or cannot be terminated early without penalty.

Vendor Arrangements

As of the end of fiscal 2025, we had approximately 680 active merchandise vendors. Our top 10 vendors represented approximately 40% of our annual sales, and no single vendor accounted for more than 10% of our sales. In addition, we primarily sell the products we carry directly to consumers and purchase our products predominantly from our direct vendors rather than through third-party distributors. As such, we do not materially rely on third-party distributors to conduct our overall business. Our policy is to onboard our vendors using a standardized process to confirm their adherence to our applicable standards, policies, and procedures, including those relating to legal compliance, standard payment terms, and product quality. These relationships are typically governed by our standard vendor terms and conditions, under which we submit purchase orders to our vendors specifying the types, quantities, and agreed prices for merchandise that we intend to purchase from them. These agreements do not typically have minimum order requirements or exclusivity obligations for either party. Our terms and conditions do not have a set term, but instead allow us to terminate the relationship for convenience at any time upon written notice to the vendor. Our vendors generally may terminate the relationship on 90-days’ written notice but are obligated to fulfill or perform any purchase order accepted prior to such notice.

Our Trademarks and Other Intellectual Property

We believe that our rights in our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our operations and marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the United States and certain foreign jurisdictions. These trademarks include Bond & Co., EveryYay, Good 2 Go, Good Lovin’, Imagitarium, Leaps & Bounds, Petco, Petco Love, Petco Park, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, Where the Pets Go, WholeHearted, You & Me, Youly, Vital Care Core, and Vital Care Premier. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

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

The labeling of pet foods is regulated by both the FDA and certain state regulatory authorities. FDA regulations require proper identification of the product, a net quantity statement, a statement of the name and place of business of the manufacturer or distributor, and proper listing of all the ingredients in order of predominance by weight. Most states also enforce their own labeling regulations, many of which are based on model definitions and guidelines developed by the Association of American Feed Control Officials (the “AAFCO”). AAFCO is a voluntary, non-governmental membership association of local, state, and federal agencies that are charged with regulation of the sale and distribution of animal feed, including pet foods. The degree of oversight of the implementation of these regulations varies by state, but typically includes a state review and approval of each product label as a condition of sale in that state.

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

In addition, all of the states in which we operate veterinary facilities impose various registration permit and/or licensing requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our animal wellness centers are required to maintain valid state licenses to practice and veterinarians practicing in our full-service hospitals are required to maintain valid licenses with the DEA. We are also required to comply with state laws governing the dispensing of prescription pet medications by our veterinarians. Additionally, our pet insurance plans must be registered with certain state departments of insurance and comply with their requirements.

Petco Love

Petco Love is a nonprofit organization changing lives by making communities and pet families closer, stronger, and healthier. It is an independent 501(c)(3) nonprofit organization supported by contributions from us, Petco customers, corporate partners, and individual donors. Since its founding in 1999, Petco Love has inspired and empowered animal welfare organizations to make a difference, investing more than $430 million in adoption and medical care programs, reuniting lost pets, spay/neuter services, pet cancer research, service and therapy animals, and numerous other lifesaving initiatives. Through the Think Adoption First program, Petco Love partners with our pet care centers and animal welfare organizations across the country to increase pet adoptions, helping more than 7 million pets to date find their new loving families.

In April 2021, Petco Love launched Petco Love Lost, a national lost and found pet database that uses image recognition technology to help reunite lost pets with their families should they ever go missing. To date, more than 3,300 animal welfare organizations and pet industry partners across the U.S. utilize the platform, and Petco Love Lost has helped return over 200,000 pets to their loving homes.

Launched in August 2021, Petco Love’s Vaccinated and Loved initiative provides free pet vaccines to its partners. To date, more than 4 million vaccines have been distributed. Providing these much-needed vaccinations in under-resourced communities is something Petco Love believes gives more pets the best chance to live long and healthy lives.

Available Information

Our commercial website is petco.com, and our investor relations website is ir.petco.com. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics and Principles of Corporate Governance) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act. The SEC maintains a website at sec.gov that contains reports, proxy and information statements, and other information regarding Petco and other issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Investing in our securities involves uncertainty and risk due to a variety of factors. You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Statements in this section are based on the Company’s beliefs and opinions regarding matters that could materially adversely affect the Company in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. Further, the risks and uncertainties described below are not the only ones we face and should not be considered a complete statement of all potential risks or uncertainties that the Company faces or may face in the future. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business. If any of the following risks were to occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. For a summary of these risks, please read “Risk Factors Summary,” which immediately precedes Part I, Item 1 of this Annual Report on Form 10-K.

Risks Related to Our Business

A decline in consumer spending or a change in consumer preferences or demographics could reduce our sales or profitability and adversely affect our business.

Our sales depend on consumer spending, which is influenced by numerous factors beyond our control, including general economic conditions, disruption or volatility in global financial markets, changes in interest rates, inflation, the availability of discretionary income and credit, weather, consumer confidence, and unemployment levels. We have experienced, and could continue to experience, declines in sales of certain products and services and changes in the types of products and services purchased during economic downturns. Our business could be harmed by any material decline in the amount of consumer spending, which could reduce our sales, or a decrease in the sales of higher-margin products and services, which could reduce our profitability and adversely affect our business. For instance, an increase in price sensitivity in discretionary consumer spending due in part to persistent inflation has negatively impacted sales of discretionary items, which has had, and could continue to have, an adverse effect on our profitability.

We have also benefited from increasing pet ownership, discretionary spending on pets, and trends in humanization and premiumization in the pet industry, as well as favorable pet ownership demographics. To the extent these trends continue to slow or reverse, our sales and profitability would continue to be adversely affected. Specifically, spending on non-discretionary items has declined due in part to persistent inflation, which has adversely impacted our profitability. Further, in response to shifting consumer demand, beginning in fiscal 2023 we broadened our assortment to include more national brand products, which are typically lower priced and less profitable, in addition to taking strategic pricing actions throughout our broader assortment of merchandise. Though sales of such products have been significant, if we do not increase the average basket size of customers purchasing such products, or we are unsuccessful in transitioning such customers into higher margin products over time, then our profitability could be adversely affected. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns, and pet care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share, and our profitability.

The growth of our business depends in part on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.

Our growth depends, in part, on our ability to successfully introduce, improve, and reposition our products and services to meet the requirements of pet parents. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands, and preferences. For instance, in fiscal 2025, we grew our merchandise offering by expanding our portfolio of owned brands and exclusive products in an effort to position Petco as the go-to destination for premium and innovative pet nutrition and supplies.

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

Sustained change in consumer preferences could decrease the attractiveness of what we believe to be our competitive advantages, including our extensive product assortment, premium product offerings, omnichannel capabilities, owned service offerings, and a unique customer experience, which could adversely affect our business and results of operations. Further, if we fail to otherwise positively differentiate our customer experience from that of our competitors, our business and results of operations could be adversely affected.

We may be unable to execute our growth strategies successfully or manage and sustain our growth and, as a result, our business may be adversely affected.

Our strategies include, among other things, developing compelling products that are new and trend-driven, offering our customers an engaging store experience that is supported by passionate and trusted in-store employees, expanding our veterinary, training, and grooming service offerings, building out our digital and data capabilities in an effort to provide a seamless omnichannel experience, growing our market share in consumables like fresh/frozen and in services like veterinary care, grooming, and training, enhancing our owned brand portfolio, streamlining floor-level processes and store manager responsibilities in our pet care centers, and introducing new offerings to better connect with our customers. However, we may not be able to execute on these strategies as effectively as anticipated. Our ability to execute on these strategies depends on a number of factors, including:

•
whether we have adequate capital resources to expand our offerings and build out our digital and data capabilities;
•
our ability to include veterinary services in our existing pet care centers or in our remodeled or relocated pet care centers;
•
our ability to relocate our pet care centers and obtain favorable sites and negotiate acceptable lease terms;
•
our ability to hire, train, and retain skilled personnel, including veterinarians, information technology professionals, owned brand merchants, groomers, and trainers;
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

We have, at times, experienced difficulties recruiting and retaining skilled veterinarians due to shortages that could disrupt our business.

The successful growth of our veterinary services business depends significantly on our ability to recruit and retain skilled veterinarians and other veterinary technical staff. We face competition from other veterinary service providers in the labor market for veterinarians and veterinary technical staff, from time to time, we have experienced shortages of skilled veterinarians in markets in which we operate, or desire to operate, our veterinary service businesses, which has required us or our affiliated veterinary practices to increase wages and enhance benefits to recruit and retain enough qualified veterinarians and veterinary technical staff to adequately staff our veterinary services operations. If we are unable to recruit and retain qualified veterinarians and veterinary technical staff, or to control our labor costs, our business, financial condition, and results of operations may be materially adversely affected.

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

Additionally, customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers routinely use technology and a variety of electronic devices and digital platforms to rapidly compare products and prices, read product reviews, determine real-time product availability, and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products, and they often expect quick, timely, and low-price or free delivery and/or convenient pickup options. In addition, if there are changes in the usage and functioning of search engines or decreases in consumer use of search engines, for example, as a result of the continued development of AI technology, this could negatively impact our websites. We must continually anticipate and adapt to these changes in the purchasing process.

In some circumstances, increased transactions through our website may result in reduced customer traffic in our pet care centers, particularly as customers take advantage of buy online and pick up in store, curbside pickup, and home delivery services available for online orders when making certain types of purchases, such as for bulk orders, repeat deliveries, or heavy pet products. There is a risk that any such reduced customer traffic may reduce the sales of certain products and services in our pet care centers. The cost of shipping online orders, incuding the availability of promotional shipping of online and “extended aisle” orders increases our costs and could adversely affect our profitability.

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

Our growth rate depends, to a large degree, on the availability of adequate capital to fund the expansion of our offerings, including veterinary services, digital capabilities, and enhancing our store experience, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. We cannot assure you that we will be able to maintain sufficient cash flow or obtain sufficient equity or debt capital on acceptable terms, or at all, to support our expansion plans.

Moreover, the First Lien Credit Agreement, dated as of March 4, 2021, as amended by the First Amendment to Credit Agreement, dated as of December 12, 2022, as further amended by the Second Amendment to Credit Agreement, dated as of February 2, 2026 (as amended from time to time, the “Term Loan Credit Agreement”), among the Company, the lenders from time to time party thereto, and the Administrative Agent, governing the First Lien Term Loan, the ABL Credit Agreement, dated as of March 4, 2021, as amended by the First Amendment to ABL Credit Agreement, dated as of December 12, 2022, as further amended by the Second Amendment to ABL Credit Agreement, dated as of March 29, 2024 (as amended from time to time, the “ABL Credit Agreement”), among the Company, the lenders from time to time party thereto, and the Administrative Agent, governing the ABL Revolving Credit Facility, and the Indenture, dated as of February 2, 2026 (the “Indenture”), among the Company, the guarantors from time to time party thereto, and the trustee and collateral agent party thereto, governing our Senior Secured Notes, contain provisions that restrict the amount of debt we may incur in the future, and certain other covenants that may restrict or impair our growth plans. If we are not successful in generating or obtaining sufficient capital, we may be unable to invest in our growth, which may adversely affect our results of operations.

We depend on key personnel, and if we lose the services of any of our executive officers, we may not be able to run our business effectively.

We are dependent upon the efforts of our key personnel, including our executive officers, and from time to time, there have been, and in the future may be, changes to our management team resulting from the hiring, departure or realignment of executive functions. The departure of any of our key personnel could affect our ability to run our business effectively or without disruption. Our success will, in part, depend on our ability to retain our current management and to develop, attract, and retain qualified personnel in the future. Competition for senior management personnel is intense with increasingly aggressive compensation packages, and we cannot assure you that we can retain our key personnel or that our succession planning will prove effective. Furthermore, significant declines in our stock price have reduced the retention value of our outstanding share-based awards, which could impact the competitiveness of our compensation over time. The loss of a member of senior management requires the remaining executive officers and our board of directors to divert immediate and substantial attention to seeking a replacement. The inability to fill vacancies in our key personnel positions, including executive positions, on a timely basis could adversely affect our ability to implement our business strategy and be disruptive to our business, which would negatively impact our results of operations.

The loss of any of our key merchandise vendors, or of any of our exclusive distribution arrangements with certain of our vendors, could negatively impact our business.

We purchase significant amounts of products from a number of vendors with limited supply capabilities. There can be no assurance that our current pet food or supply vendors will be able to accommodate growth and expansion of our business. An inability of our existing vendors to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition, and results of operations.

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

Many of the premium pet food brands that we purchase are not widely carried in supermarkets, warehouse clubs, or mass merchants. If any premium pet food manufacturers were to make premium pet food products widely available in supermarkets or through mass merchants, or if the premium brands currently available to supermarkets and mass merchants were to increase their market share at the expense of the premium brands sold only through specialty pet food and supplies retailers, our ability to attract and retain customers or our competitive position may suffer. Further, if supermarkets, warehouse clubs, or mass merchants begin offering any of these premium pet food brands at lower prices, our sales and gross margin could be adversely affected.

Some of the pet food brands and product lines we currently purchase and offer for sale to our customers are not offered by our closest pet specialty competitor. However, in most cases, we have not entered into formal exclusivity agreements with the vendors for such brands. In certain circumstances, in the event these vendors choose to enter into distribution arrangements with other specialty pet retailers or other competitors our sales could suffer and our business could be adversely affected.

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

Our vendors generally ship merchandise to one or more of our distribution centers, which receive and allocate merchandise to our locations and e-commerce customers. The success of our pet care centers depends on their timely receipt of merchandise. If any shipped merchandise were to be delayed because of the impact of severe weather, tariffs, or other disruptions on transnational shipping, particularly from our vendors in Asia, our operations would likely be significantly disrupted. Disruption to shipping and transportation channels due to slowdowns or work stoppages at ports on the West Coast of the United States have occurred in the past, and to the extent they occur in the future, could cause us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. Further, increased transportation costs, including tariffs and sustained increases in fuel costs, have resulted in higher operating costs in the past. We may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our results of operations.

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

We occasionally seek to grow our business through acquisitions of, or investments in, new or complementary businesses, products, or services, or through strategic ventures, and the failure to successfully identify these opportunities, manage and integrate these acquisitions, investments, or alliances, or to achieve an adequate return on these investments, could have an adverse effect on us.

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

From time to time we also make strategic investments. These investments typically involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of our resources, the inability of the new venture to generate sufficient revenues or a return on our investment, the management of relationships with third parties, and potential expenses. Strategic ventures have the added risk that the other strategic venture partners may have economic, business, or legal interests or objectives that are inconsistent with our interests and objectives.

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

While to date, we do not believe such identified cybersecurity incidents have been material to us, including to our reputation or business operations, or had a material financial impact on us, we cannot assure you that such incidents or future cyber-incidents will not expose us to material liability. Security could be compromised and confidential information, such as customer credit card numbers or account information, employee information, or other personally identifiable information that we or our vendors collect, transmit, or store, could be misappropriated or system disruptions could occur. In addition, cyber-attacks such as ransomware or phishing attacks could lock us out of our information systems and disrupt our operations. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, our employees, our vendors, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, including as a result of artificial intelligence ("AI"), supercomputing, new technological discoveries, or other developments may result in the breach or compromise of the technology used or maintained by us to protect transactions or other sensitive data. In addition, data and security breaches could also occur as a result of systems misconfigurations as well as non-technical issues, such as intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships, that result in the unauthorized release or availability of personal or confidential information. Additionally, it may take considerable time for us to investigate and evaluate the full impact of cybersecurity incidents, particularly for sophisticated or widespread attacks. These factors may inhibit our ability to provide prompt, full, and/or reliable information about the incident to our customers, partners, regulators, and the public. Any compromise or breach of our or our vendors’ computer network security could result in a violation of applicable privacy and other laws, costly investigations, litigation, including class actions, and notification, as well as potential regulatory or other actions by governmental agencies and harm to our brand, business, and results of operations. As a result of any of the foregoing, we could experience adverse publicity, loss of sales, the cost of remedial measures, including substantial legal fees, and significant expenditures to reimburse third parties for damages, each of which could adversely impact our results of operations. While we maintain cyber and crime insurance, any such insurance may not be sufficient to cover actual losses, may not apply to the circumstances relating to any particular loss or incident, or may become materially more costly over time.

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

The efficient operation of our business is dependent on our information systems and those of our vendors. In particular, we rely on our information systems to effectively manage our financial and operational data, to maintain our in-stock positions, and to transact the sale of our products in our pet care centers and online. The failure of our information systems or those of our vendors to perform as designed, the loss of data, or any interruption of our information systems or those of our vendors for an extended period of time could disrupt our business.

Our operations also depend on our ability to maintain and protect the computer systems we use to manage our purchase orders, pet care center inventory levels, web applications, accounting functions, and other critical aspects of our business. Our systems and those of our vendors are vulnerable to damage from extreme weather, fire, floods, earthquakes, power loss, telecommunications failures, terrorist and cyber-attacks, employee error, and similar events. Our disaster recovery planning and those of our vendors may not be sufficient to adequately respond to any such events. In addition, we may have inadequate insurance coverage to compensate for any related losses and expenses. Any of these events could damage our reputation, disrupt our business, supply chain, or sales, and be expensive to remedy.

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

From time to time, we receive claims or complaints alleging that we do not properly care for some of the pets we handle or for companion animals we handle and sell, which may include dogs, cats, birds, fish, reptiles, and other small animals. Deaths, illnesses, or injuries sometimes occur while animals are in our care. As a result, we may be subject to claims that our animal care practices, including grooming, training, veterinary, and other services, or the related training of our associates or handling of animals by them, do not provide the proper level of care. Any such claims or complaints, as well as any related news reports or reports on social media, even if inaccurate or untrue, could cause negative publicity, which in turn could harm our business and have a material adverse effect on our results of operations. In addition, legislative or regulatory initiatives in certain jurisdictions restricting the retail sale of pets, could expand to additional markets, and if adopted at scale, could adversely affect our sales, operations, and financial results.

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
•
the burden of complying with foreign laws, including regulatory regimes, tax laws, privacy laws, labor and employment laws, and financial accounting standards;
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

Moreover, our products are sourced from a wide variety of vendors, including from vendors overseas, such as China. In addition, some of the products that we purchase from vendors in the United States also depend, in whole or in part, on vendors located outside the U.S. There continues to be significant uncertainty regarding the future of international trade agreements and ultimately the United States’ consistent position on international trade. For example, the U.S. government has threatened to undertake a number of actions relating to trade with Mexico, including the closure of the border and has imposed tariffs on goods imported into the United States from Mexico, and Canada. In addition, the U.S. government has issued sanctions on Chinese companies, raised tariffs, and during 2025 imposed new tariffs on a wide range of imports of Chinese products and may impose additional tariffs in the future. Moreover, recent U.S. tariffs imposed or threatened to be imposed on China, Mexico, Canada, and other countries and any retaliatory actions taken by such countries have resulted in and are expected to continue to result in us incurring additional costs to procure a portion of the merchandise we offer. While we take steps to mitigate or avoid these increased costs and disruptions, such as through selectively raising prices on certain products or altering sourcing, our ability to do so may be limited by competitive pressures, customer acceptance, and operational and supply chain constraints, especially in the short term. Additional trade restrictions, including sanctions, tariffs, quotas, embargoes, safeguards, border shutdowns, and customs restrictions, could further increase the cost or reduce the supply of products available to us and to our vendors based in the United States and may require us to modify our supply chain organization or other current business practices or raise prices further, any of which could harm our business, financial condition, results of operations, and competitive position.

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
•
wage, cost, and inflationary pressures;
•
fluctuations in claims for which we are self-insured;
•
changes in fuel prices or electrical rates;
•
costs related to acquisitions of businesses; and
•
general economic factors, including new or increased tariffs or other trade restrictions.

Pet consumables safety, quality, and health concerns could adversely affect our business.

We could be adversely affected if consumers lose confidence in the safety and quality of our owned brand or vendor-supplied consumable pet products and supplies. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products in our locations or cause vendor production and delivery disruptions. The actual or perceived sale of contaminated pet consumables by our vendors or us could result in product liability claims against our vendors or us and a loss of consumer confidence, which could have an adverse effect on our sales and operations. In addition, if our products are alleged to pose a risk of injury or illness, or if they are alleged to have been mislabeled, misbranded, or adulterated, or to otherwise be in violation of governmental regulations, we may be subject to fines or litigation costs, and may need to find alternate ingredients for our products, delay production of our products, or discard or otherwise dispose of our products, which could adversely affect our results of operations. If this occurs after the affected product has been distributed, we may need to withdraw or recall the affected product. Given the difficulty in converting pet food customers, if we lose customers due to a loss of confidence in safety or quality, it may be difficult to reacquire such customers.

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

The Company faces risks related to outbreaks of communicable diseases among pets including, but not limited to, canine parvo virus, kennel cough, leptospirosis, feline and canine distemper and canine influenza virus. A widespread outbreak of any communicable disease can cause decreased customer demand for the Company’s grooming, training, and veterinary services as customers avoid public spaces with other pets in order to avoid contracting the applicable disease. The future impact of any such outbreak of a communicable disease is difficult to predict and dependent on the severity, magnitude and duration of the outbreak.

Fluctuations in the prices and availability of certain commodities, such as grains and meat protein, could materially adversely affect our operating results.

The pet food and supplies industry is subject to risks related to increases in the prices and availability of certain commodities used in the production of certain pet food and other pet-related products, specifically seed, wheat, and rice, as well as other materials that are used in the production of certain pet accessories. Additionally, increased human and/or pet consumption or population increases may potentially limit the supply of or increase prices for certain meat proteins, many of which are used in animal feed. Throughout 2025, costs of certain commodities continued to increase due to increased fuel prices, heightened transportation costs, tariffs and other trade restrictions, and general inflationary pressures, and at times we have resultingly observed increases in the costs we pay for certain vendor-supplied products. To help mitigate the impact of these cost increases, we have in the past implemented select price increases, which is consistent with our historical practice. However, our ability to pass on increased purchase costs both now and in the future is and will be significantly impacted by market conditions and competitive factors. If we are unable to pass on any increased purchase costs to customers, we would experience reduced margins and could experience decreased demand for our products and servicess, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are not currently party to a collective bargaining agreement with any of our employees. We have, however, experienced attempted union organizing campaigns in the past, and may continue to experience union organizing campaigns, which can be disruptive to our operations, increase our labor and operating costs, and decrease our operational flexibility. We cannot assure you that some or all of our employees will not become covered by a collective bargaining agreement or that we will not encounter labor conflicts or strikes. In addition, organized labor may benefit from new legislation or legal interpretations, as well as current or future unionization efforts among other large employers; we therefore cannot provide any assurance that we will not experience additional and/or successful union organization activity in the future. Any labor disruptions could have an adverse effect on our business or results of operations and could cause us to lose customers. Further, our responses to any union organizing efforts could negatively impact our reputation and have adverse effects on our business, including on our financial results.

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

Geopolitical events, such as war or civil unrest in a country in which our vendors are located or dependent upon, or terrorist or military activities disrupting transportation, communication, or utility systems, local protests, and unrest and natural disasters, such as hurricanes, tornadoes, floods, earthquakes, wildfires, and other severe weather and climate conditions, whether occurring in the United States or abroad, particularly during peak seasonal periods, have disrupted and in the future could disrupt our operations or the operations of one or more of our vendors, in the affected areas, and damage or destroy one or more of our pet care centers or distribution centers located in the affected areas. Such events could also result in temporary or long-term supply chain disruptions, or cause increased transportation costs (whether due to fuel prices, fuel supply, or otherwise). For example, the ongoing conflicts in Ukraine and the Middle East have resulted, and could continue to result, in volatile commodity markets, supply chain disruptions, and increased costs for transportation, energy, packaging and raw materials and other input costs. Further, even if a severe weather event does not ultimately cause damage to any of our pet care centers or distribution centers, we expend significant efforts in anticipation of such event to protect the health and safety of our partners, guests, and the live animals that we sell and/or offer for adoption in the subject area. As a result of any such events, day-to-day operations, particularly our ability to receive products from our vendors or transport products to our pet care centers, could be adversely affected, or we could be required to close pet care centers or distribution centers in the affected areas or in areas served by the affected distribution center. These factors have caused and could in the future cause consumer confidence and spending to decrease or otherwise become less predictable during the particular event. Further, these factors could result in increased volatility in the United States and the global economy, including financial markets. These or other occurrences could significantly impact our operating results and financial performance.

A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters do become more frequent or severe, disruptions to our business, including store closures and/or damage, and our vendors and costs to repair damaged facilities or maintain or resume operations could increase. The long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions or rising sea levels) or transition risks (such as regulatory or technology changes or increased operating costs, including the cost of insurance) could be widespread and unpredictable. These changes over time could also affect, for example, the availability and cost of certain products, insurance, commodities (including grains and proteins), and energy (including utilities), which in turn may impact our ability to procure those certain goods or services required for the operation of our business at the quantities and levels we require or on otherwise commercially reasonable terms.

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

Inflation in the United States remained elevated throughout fiscal 2025. This is primarily believed to be the result of a multitude of factors, including elevated costs of product inputs and transportation costs, increased labor costs, and spending of excess savings, among other factors. Additionally, the imposition of tariffs on imports by the U.S. has resulted in higher input costs. We have experienced inflationary pressures in certain areas of our business, including with respect to employee wages and the cost of merchandise, and it has become increasingly difficult to mitigate such pressures through price increases. We cannot predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross margins could decrease, and our financial condition and results of operations could be adversely affected. Furthermore, inflation has resulted in, and may continue to result in, decreased customer spending on certain discretionary items, such as supplies and companion animal sales, which has adversely impacted our revenues and gross margins.

We use artificial intelligence in our business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.

We are implementing the use of AI solutions, including machine learning and generative AI tools (both internal and external) that collect, aggregate, transcribe, and analyze data to assist in the development of our services and products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of legal, compliance, privacy, security, and ethical risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient or offset the costs of its development and implementation. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended will require significant resources. In addition, the use of AI may increase regulatory, cybersecurity, intellectual property, consumer protection, discrimination, and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, infringement on third parties' intellectual property rights, or discrimination against job applicants. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, they have largely been implemented at the state and local level and what they ultimately will look like in the aggregate remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

We may not achieve some or all of the expected benefits of certain actions we have undertaken to enhance profitability and drive performance and such actions may adversely affect our business.

We have undertaken, and may undertake in the future, actions intended to enhance our profitability and drive performance. In late fiscal 2024 we began efforts to optimize our assortment and store labor model, and take costs out of all areas of our business in an effort to enhance profitability and drive performance. Implementation of any such actions may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings and operational improvements within the projected timing or at all. Additionally, as a result of these actions, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, loss of key employees and/or other retention issues during transitional periods. These actions also require a significant amount of time and focus, which may divert attention from operating and growing our business. Moreover, projections of any cost savings or other benefits associated with these actions are based on current business operations and market dynamics, and could be significantly impacted by various factors, including but not limited to general economic conditions, future investment decisions, and the market environment.

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

Among the many state rules and regulations we are required to comply with is, the California Safe Drinking Water and Toxic Enforcement Act, also referred to as Proposition 65, which requires “clear and reasonable” warnings be given to persons who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Interpretation and application of such rules may give rise to uncertainty as to the appropriate labeling and formulation of our products. Failure by any of our co-packers or other suppliers, particularly those we do not control the manufacturing process for, to comply with Proposition 65 could lead to the Company being adversely affected by litigation or regulatory enforcement.

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

We currently accept payments using a variety of methods, including, but not limited to, credit cards, debit cards, PayPal, Apple Pay, Google Pay, Samsung Pay, Klarna, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. For certain payment methods, we pay interchange and other fees, which often increase over time and raise our operating costs and lower profitability. As a merchant that accepts debit and credit cards for payment, we are subject to PCI DSS, which contains compliance guidelines and standards with regard to the physical, administrative, and technical security requirements for storing, processing, and transmitting of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. Additionally, the Fair and Accurate Credit Transactions Act requires systems that print payment card receipts to employ personal account number truncation so that the cardholder’s full account number is not viewable on the slip.

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

We collect, maintain, use, and share personal information provided to us through online activities and other consumer, employee, applicant, and business-to-business interactions in order to provide a better experience for our customers, employees, and vendors. Our current and future marketing programs depend on our ability to collect, maintain, use, and share this personal information with service providers and other vendors, and our ability to do so depends on the trust that our customers place in us and our ability to maintain that trust. Additionally, our use of consumer data is subject to the terms of our privacy policies and certain contractual restrictions in vendor contracts as well as evolving federal, state, and international laws and enforcement trends. While we strive to comply with all such regulatory and contractual obligations and believe that we are good stewards of the data of our customers, employees, vendors, and applicants, this area is rapidly evolving, and these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules, or may conflict with our practices. If we violate privacy laws, we would suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Due to the rapidly evolving nature of this area of the law, we have seen an increase in claims filed against us and others by plaintiffs and state regulatory authorities alleging violations of various data privacy laws. Although no such proceeding asserted or filed against us has subjected us to material liability to date, any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business, and result in monetary liability and/or injunctive relief impacting our marketing, analytics, and other business operations.

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

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, continue to expand or further enforce current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gave California residents expanded rights to access and delete their personal information, opt out of certain uses of personal information, and receive detailed information about what personal information is collected, how their personal information is used, and how that personal information is shared. The CCPA provided for civil penalties for violations enforced by the California Attorney General, as well as a private right of action for data breaches that has resulted in an increase in consumer class actions and other litigation. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents and went into effect on January 1, 2023. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also created the California Privacy Protection Agency, a new data protection agency specifically tasked to issue privacy regulations and enforce the law, which results in increased regulatory scrutiny of California businesses in the areas of data collection, protection, and security. The CCPA and CPRA marked the beginning of a trend toward more stringent state privacy legislation in the United States. Similar laws have been passed in several states, and have been proposed in additional states and at the federal level. Such laws have conflicting requirements that make compliance challenging. We have incurred and expect to continue to incur costs to adapt our systems and practices to comply with these requirements, and these costs may adversely affect our financial condition and results of operations. Additionally, our risk of regulatory enforcement, investigations, fines, and penalties increases with each state that passes similar privacy laws. Further, the FTC and many state attorneys general have interpreted existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination, and security of other personal data. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we could be subject to government and private claims of unfair or deceptive trade practices, which would lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.

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

Our trademarks, such as Bond & Co., EveryYay, Good 2 Go, Good Lovin’, Imagitarium, Leaps & Bounds, Petco, Petco Love, Petco Park, Reddy, Ruff & Mews, So Phresh, Vetco, Well & Good, Where the Pets Go, WholeHearted, You & Me, Youly, Vital Care Core, and Vital Care Premier, are valuable assets that support our brand and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent, and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies, and processes. We might not be able to obtain broad protection in the United States for all of our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial, and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our trademarks. Any of our patents, trademarks, or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Further, our nondisclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies, and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective intellectual property protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. We might be required to expend significant resources to monitor and protect our intellectual property rights. For example, we may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of proprietary rights of others. However, we may be unable to discover or determine the extent of any infringement, misappropriation, or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights and other proprietary rights. Any such litigation, whether or not resolved in our favor, could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition, and results of operations may be materially adversely affected.

We may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.

We have obligations with respect to the non-use and non-disclosure of third-party intellectual property. The steps we take to prevent misappropriation, infringement, or other violations of the intellectual property of others, including in connection with our use of emerging technologies such as AI tools for content and image generation in marketing or other business activities, may not be successful. From time to time, third parties have asserted intellectual property infringement claims against us and are likely to continue to do so in the future. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims, as well as evolving legal and regulatory frameworks governing the use of AI and related technologies. While we believe that our products and operations do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, we may from time to time be found to infringe on the proprietary rights of others.

Any claims that our products, services, systems, applications, or marketing materials (including materials created or modified using AI tools) infringe the proprietary rights of third parties, regardless of their merit or resolution, could be costly to investigate, defend and/or settle, result in injunctions against us or payment of damages or licensing fees by us, and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues, developing legal standards related to AI, and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could, among other things, be required to:

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

We are involved in litigation arising in the ordinary course of business, including claims related to federal or state wage and hour laws, working conditions, predictive scheduling regulations, worker classification, securities laws, antitrust laws, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy, data protection, disputes with landlords and vendors, claims from customers or employees alleging failure to maintain safe premises, and other matters. Even if we prevail, litigation is time-consuming and expensive. An unfavorable outcome in one or more of these existing lawsuits, or future litigation to which we become a party, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy, as well as legal and regulatory requirements requiring certain climate-related disclosures, and pressure from shareholders, ratings agencies, state agencies, and other third parties to make various climate-related disclosures. We may also be subject to additional and more complex reporting requirements in the future and such requirements may be inconsistent or conflicting. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that imposes broad climate-related disclosure obligations on companies doing business in California, including us. While certain aspects of the Act are subject to ongoing litigation, others are scheduled to go into effect. Such measures have subjected us, and may subject our vendors, to additional costs and restrictions and require significant operating and capital expenditures, including with respect to waste and energy reduction, compliance costs, and workforce initiatives, which could adversely impact our business, financial condition, results of operations and cash flows.

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

We have developed goals, and other initiatives related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals and initiatives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal or initiative is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, evolving disclosure standards and/or policies established by regulators and standards organizations, stockholders, ratings agencies, and proxy advisory firms, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet sustainability and other standards. Furthermore, methodologies for reporting sustainability information may be updated and previously reported information may be adjusted to reflect improvement in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. Our processes and controls for reporting sustainability information across our operations are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by certain regulators, and such standards may change over time, which could result in significant revisions to our current goals or reported progress in achieving such goals, or adversely impact our ability to achieve such goals in the future.

Our business may face increased scrutiny from regulators, the investment community, other stakeholders, and the media related to our sustainability activities and positions. If our sustainability activities and positions do not meet the expectations and standards of regulators, investors, or other stakeholders, which continue to evolve and may conflict with one another, our reputation, our ability to attract or retain employees and customers, and our attractiveness as an investment, business partner, or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our targets and initiatives, to comply with environmental regulations, or to satisfy various reporting standards with respect to these matters, within required timelines or those which we announce, or at all, could have the same negative impacts, as well as expose us to federal and state government enforcement actions and private litigation. Additionally, we could become the target of litigation, investigations or other proceedings initiated by government authorities or private actors alleging that our activities related to sustainability and societal matters are anti-competitive, discriminatory or otherwise unlawful. Furthermore, positions we take or do not take on social issues may be unpopular with some of our customers, partners, advocacy groups, or other stakeholders in the communities in which we operate, which may lead to adverse effects on our business.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our cash flows and prevent us from fulfilling our obligations under existing debt agreements.

At January 31, 2026, we had outstanding a (i) $1,500.0 million secured term loan facility maturing on March 4, 2028 (the “First Lien Term Loan”) governed by the Term Loan Credit Agreement and (ii) secured asset-based revolving credit facility providing for senior secured financing of up to $581.0 million, consisting of two tranches with the first tranche having availability of up to $35.0 million, subject to a borrowing base, maturing on March 4, 2026, and the second tranche having availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029 (the “ABL Revolving Credit Facility” governed by the ABL Credit Agreement). Our substantial indebtedness could restrict our operations and could have important consequences. For example, it could:

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

On February 2, 2026, we entered into an amendment to the Term Loan Credit Agreement and issued $600.0 million in aggregate principal amount of 8.250% Senior Secured Notes due February 1, 2031 (the “Senior Secured Notes”) and under the Indenture. Following the amendment, $900.0 million of principal remained on the Amended First Lien Term Loan, maturing on February 2, 2031.

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for descriptions of the First Lien Term Loan and ABL Revolving Credit Facility.

The agreements governing our indebtedness include restrictive covenants that limit our operating flexibility, which could harm our long-term interests.

The Indenture, the Term Loan Credit Agreement, and the ABL Credit Agreement all impose material restrictions on us. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability to engage in some transactions, including the following:

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

Any future debt that we incur may contain financial maintenance covenants. In addition, the ABL Credit Agreement contains financial maintenance covenants that are triggered by certain conditions. Events beyond our control, including prevailing economic, financial, and industry conditions, could affect our ability to satisfy these financial maintenance covenants, and we cannot assure you that we will satisfy them.

Any failure to comply with the restrictions of the Indenture, the Term Loan Credit Agreement, the ABL Credit Agreement, and any subsequent financing agreements, including as a result of events beyond our control, may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving our lenders and other debt holders the right to terminate any commitments they may have made to provide us with further funds and to require us to repay all amounts then outstanding. Our assets and cash flow may not be sufficient to fully repay obligations existing under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.

Despite current indebtedness levels, we may incur substantial additional indebtedness in the future. This could further increase the risks associated with our substantial leverage.

We may incur substantial additional indebtedness in the future, which would increase our debt service obligations and could further reduce the cash available to invest in operations. The terms of the Indenture, the Term Loan Credit Agreement, and the ABL Credit Agreement allow us and our subsidiaries to incur additional indebtedness, subject to limitations. As of January 31, 2026, we and our subsidiaries had an additional $467.5 million of unused commitments available to be borrowed under the ABL Revolving Credit Facility. This amount is net of $58.4 million of outstanding letters of credit issued in the normal course of business and a $55.1 million borrowing base reduction for a shortfall in qualifying assets, net of reserves. If new debt is added to our debt levels, or any debt is incurred by our subsidiaries, the related risks that we and our subsidiaries now face could increase.

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

We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the ABL Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, we cannot assure you that we will be able to refinance any of our indebtedness, including the Senior Secured Notes, the First Lien Term Loan, and the ABL Revolving Credit Facility, on commercially reasonable terms, or at all.

Our failure to comply with the covenants contained in the Indenture, Term Loan Credit Agreement and ABL Credit Agreement, including as a result of events beyond our control, could result in an event of default that could cause repayment of our debt to be accelerated.

If we are not able to comply with the covenants and other requirements contained in the Indenture, the Term Loan Credit Agreement and the ABL Credit Agreement, or any other debt instruments, an event of default under the relevant debt instrument could occur. In addition to imposing restrictions on our business and operations, some of our debt instruments include covenants relating to financial ratios and tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. The breach of any of these covenants would result in a default under these instruments. If an event of default does occur under one of these agreements, it could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets and cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.

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

We will need to repay or refinance borrowings under the ABL Revolving Credit Facility prior to maturity of the First Lien Term Loan and Senior Secured Notes. Failure to do so could have a material adverse effect upon us.

Prior to the maturity of the Senior Secured Notes and the First Lien Term Loan, we will need to repay, refinance, replace, or otherwise extend the maturity of the ABL Revolving Credit Facility. Our ability to repay, refinance, replace, or extend will be dependent on, among other things, business conditions, our financial performance, and the general condition of the financial markets. If a financial disruption were to occur at the time that we are required to repay indebtedness outstanding under the ABL Revolving Credit Facility, we could be forced to undertake alternate financings, negotiate for an extension of the maturity of the ABL Revolving Credit Facility, or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay such indebtedness. We cannot assure you that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us, or at all. Our failure to repay, refinance, replace, or otherwise extend the maturity of the ABL Revolving Credit Facility could result in an event of default under the Indenture, the Term Loan Credit Agreement and ABL Credit Agreement, which could lead to an acceleration or repayment of substantially all of our outstanding indebtedness.

Risks Related to Our Class A Common Stock

Our Sponsors have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

We are currently controlled by our Sponsors through our Principal Stockholder. Our Principal Stockholder currently controls approximately 65% of the outstanding voting power of our company. As long as our Sponsors beneficially own or control at least a majority of our outstanding voting power, they have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. They also have certain rights under the stockholders’ agreement with us. Therefore, even if their ownership falls below 50%, our Sponsors will continue to be able to strongly influence or effectively control our decisions.

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

We currently utilize all of these exemptions. As a result, we do not have a majority of independent directors serving on our board of directors and neither our compensation committee nor our nominating and corporate governance committee consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Certain of our directors have relationships with our Sponsors, which may cause conflicts of interest with respect to our business.

Four of our ten directors are affiliated with our Sponsors, and our Sponsors have a right to designate a majority of our directors under the stockholders’ agreement we have with them. These directors have fiduciary duties to us and, in addition, have duties to the applicable Sponsor or stockholder affiliate. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the affiliated Sponsors, whose interests may be adverse to ours in some circumstances. In addition, we waived certain of these duties to the fullest extent permitted by Delaware law pursuant to the corporate opportunity waiver included in our certificate of incorporation.

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

We have not paid, and do not anticipate paying, any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the Amended First Lien Term Loan and ABL Revolving Credit Facility, as well as by the terms of our stockholder’s agreement. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur. Please read “Dividend Policy” for more detail.

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
•
announcements by us, our competitors, or our vendors of significant contracts or acquisitions;
•
sales, or anticipated sales, of large blocks of our stock;
•
additions or departures of key personnel;
•
regulatory, legal, or political developments;
•
public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•
litigation and governmental investigations;
•
changing economic and geopolitical conditions, including interest rates, tariffs, financial market uncertainty, and government shutdowns;
•
changes in accounting principles;
•
default under agreements governing our indebtedness; and
•
other events or factors, including those from severe weather events, natural disasters, pandemic, pet disease, war, acts of terrorism, or responses to these events.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, a securities class action litigation has been brought against the Company in connection with the volatility of our stock price. If any of our stockholders brought a similar lawsuit against us in the future, we could incur substantial costs defending and/or settling the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

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

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. We have also filed Forms S-8 under the Securities Act to register all shares of Class A common stock that we may issue under our equity compensation plans. In addition, our Principal Stockholder has demand registration rights that will require us to file registration statements in connection with future sales of our stock by our Principal Stockholder. Sales by our Principal Stockholder could be significant. Once we register these shares, they can be freely resold in the public market, subject to legal or contractual restrictions, such as lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

If securities or industry analysts adversely change their recommendations regarding our shares, or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our shares is influenced in part by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of, or insufficiently cover, our company, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

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

For example, during the third quarter of fiscal 2023, we concluded indicators of impairment existed due to declines in the Company's share price as well as macroeconomic conditions, and performed an interim impairment test of our goodwill and indefinite-lived trade name, which resulted in a pre-tax goodwill impairment charge of $1,222.5 million for the thirteen week period ended October 28, 2023. For further information on our evaluation of impairment of our goodwill and indefinite-lived trade name, please read the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Policies and Estimates.”

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Our executive team and board of directors recognize that effective cybersecurity risk management is critical to the safety and security of our customer and enterprise data, systems, and products and, ultimately, the long-term success of the Company. We have a comprehensive multi-layered cybersecurity risk assessment program, which covers the identification, analysis, evaluation, and management of cybersecurity risks. The program is cross-functional involving the participation and input of internal stakeholders, third-party consultants, and board oversight. The program is reviewed and updated on a semi-annual basis, or sooner if needed.

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

Response. Occurs when: a security incident is a confirmed data breach; a security incident requires the Company to take further action to protect the organization and/or affected parties whose impacted personal information is at risk or has been compromised; or additional administrative, physical, or technical controls are needed after a security incident. In the Response phase, the priority is to swiftly complete required notifications and other procedures according to applicable law.

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

Review. Occurs after the event has been resolved. The priority in this phase is to review the investigation/response process and update the above steps based on the lessons learned. In addition, throughout the response plan, we continually evaluate the potential materiality, and possible need for public disclosure, of any particular incident.

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

While we face a variety of cybersecurity risks, such as phishing attempts, ransomware attacks, account takeovers, fraudulent orders, and unauthorized access attempts, such risks have not materially affected us to date, including our business strategy, results of operations or financial condition, and as of the date of this Annual Report on Form 10-K, the Company is not aware of any material risks from cybersecurity threats that are reasonably likely to do so. For more information about the cybersecurity risks we face, see “Item 1A – Risk Factors - Our reputation and business may be harmed if our or our vendors’ computer network security or any of the databases containing customer, employee, or other personal information maintained by us or our third-party providers is compromised, which could materially adversely affect our results of operations.”

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

Our CISO, who has extensive cybersecurity knowledge and skills gained from over 25 years of work experience at the Company and elsewhere, is responsible for developing and overseeing matters related to cybersecurity and reports directly to our CTO, who is accountable for the overall information technology and security strategy of the Company. The CISO receives reports on cybersecurity threats from several experienced information security professionals responsible for various parts of the business on an ongoing basis and, in conjunction with our enterprise risk steering committee, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CISO works closely with our legal department to oversee compliance with legal, regulatory and contractual security requirements. Our enterprise risk steering committee is comprised of key stakeholders throughout the Company and works with management and our CISO to (i) identify and review certain cybersecurity risks that we face, including the probability and impact of such risks, and (ii) identify steps needed to eliminate or mitigate such risks. In addition, we have a well-defined cybersecurity incident response plan, as described above. Finally, we have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to law enforcement, our outside auditors, the audit committee and/or the board of directors.

Item 2. Properties.

The Company’s headquarters is located in San Diego, California and comprises a total of approximately 257,000 square feet, and is under a long-term lease. The Company also leases facilities for corporate functions in San Antonio, Texas and Querétaro, Mexico.

We lease all of our distribution center locations and all of our approximately 1,400 pet care centers in the U.S. and Puerto Rico. The original lease term for pet care centers is generally ten years, with certain leases being shorter or longer, and many of these leases contain renewal options. The vast majority of pet care center leases, excluding renewal options, expire at various dates over the next ten years. Our pet care centers are generally located at sites co-anchored by strong destination stores. Most leases also require payment of property taxes, utilities, common area maintenance, and insurance as additional rent expenses. Furthermore, for certain leases, if annual sales exceed specified amounts, we also pay percentage rent as an additional rent expense.

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

Holders

As of March 11, 2026, there were 109 shareholders of record of our Class A common stock, one shareholder of record of our Class B-1 common stock, and two shareholders of record of our Class B-2 common stock. The number of record holders of our Class A common stock does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

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

Performance Graph

The graph below compares the cumulative total return on our Class A common stock with the cumulative total returns of the Nasdaq Composite index and S&P Retail Select Industry index from January 30, 2021 through January 31, 2026. The graph assumes that the value of the investment in our Class A common stock and in each index (including reinvestment of dividends) was $100 on January 30, 2021 and tracks it through January 31, 2026. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

	1/30/21	1/29/22	1/28/23	2/3/24	2/1/25	1/31/26

Petco Health and Wellness Company Inc.	100.00	70.30	45.10	9.53	13.14	10.33
NASDAQ Composite	100.00	109.65	89.97	118.75	154.81	186.26
S&P Retail Select Industry	100.00	94.78	83.11	82.46	98.38	106.85

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

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a leading pet specialty retailer focused on improving the lives of pets, pet parents, and our own partners. We nurture the pet-human bond in the aisles of more than 1,500 Petco stores across the U.S., Mexico, Puerto Rico, and Chile.

Our multicategory strategy integrates our digital assets with our nationwide physical footprint to meet the needs of pet parents who are looking for a single source for all their pets’ needs. Petco.com, our e-commerce site, and the Petco app, our personalized mobile app, together serve as hubs for pet parents to book appointments and manage all of their pets’ needs, while enabling them to shop wherever, whenever, and however they want. We are focused on continually improving both our digital capabilities as well as our membership offering.

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

Our product offering leverages a broad assortment of national brands, owned brands, and exclusive merchandise, providing customers with a wide variety of nutritional options at a range of price points. Our product offering is complemented by a wide variety of pet care supplies and companion animals. We integrate our product offering with our services business, comprised of veterinary care, grooming, and training, with a focus on treating the whole pet, including their physical, mental, and social well-being. Further enhancing the customer experience, our over 26,000 knowledgeable, passionate partners in our pet care centers provide important high-quality advice to our customers.

Macroeconomic factors, including interest rates, potential inflationary pressures, supply chain constraints, tariffs, and global economic and geopolitical developments, including geopolitical conflicts and tensions, have had varying impacts on our results of operations that are difficult to isolate and quantify. We cannot predict the duration or ultimate severity of these macroeconomic factors or the ultimate impact on our operations and liquidity. Please refer to the risk factors in Part I, Item 1A, "Risk Factors" of this Form 10-K.

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

Pet Industry Trends

The U.S. pet care industry is large, serving millions of households with pets, and has exhibited healthy growth over time driven by an increase in the pet population and ongoing trends in pet humanization and premiumization. Due to the essential, repeat nature of pet care, the industry has demonstrated resilience across economic cycles.

In 2025, with new leadership in place, we embarked on a purposeful strategy to sharpen our fundamentals with a specific focus on driving improved profitability and cash flow. This strategy is anchored upon four key pillars: providing a trusted store experience for our customers; offering new, trend-driven products that complement our evergreen assortment; scaling our unique and competitively differentiated services offering; and powering it all with an integrated omni-channel experience driven by a revamped membership offering, repeat delivery, and seamless digital-to-store engagement.

Customer Pet Purchase Trends

Our multi-channel ecosystem is designed to support our customers regardless of how customers choose to shop for their pet care needs. As we saw the major purchase trend shift and grow into areas like e-commerce, services, and veterinary care, we actively invested to build capabilities and offerings to capitalize on the opportunity. Our business will be impacted by our ability to continue to understand and timely react to changing customer purchase trends.

Customer Acquisition, Retention, and Spend

Our business is impacted by our ability to successfully attract new customers to any one of our channels, build their loyalty to encourage return visits, and expand their spend with Petco across multiple purchase channels (e.g., pet care centers, e-commerce, and services) and categories (e.g., pet food, supplies, and companion animals). This is the primary focus of our customer engagement efforts from our differentiated digital engine, to marketing campaigns, and to new product introductions. The ability to convert more of our customers to loyal, multi-channel shoppers will positively effect business performance.

Innovation and Transformation

We have made prudent investments to support our innovation and business transformation strategies. These investments have included: optimization of our veterinary footprint, digital and e-commerce integration; enhanced supply chain capacity including additional distribution centers; data analytical capabilities; technological enhancements; and marketing effectiveness.

Gross Margin and Expense Management

Our operating results are impacted by our ability to convert revenue into healthy gross margin and operating margin. There are many factors that impact gross margin results, including (but not limited to) pricing and promotion strategies, customer shipping preferences, sales mix of product, and potential tariffs. Along with managing gross margin, the other lever in delivering operating margin is expense management, which is impacted by our ability to implement cost optimization initiatives and find opportunities to operate more efficiently.

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

Goodwill and Indefinite-Lived Intangible Impairment

In connection with the fiscal 2015 acquisition of us by our Sponsors, we recorded goodwill of approximately $3.0 billion and an indefinite-lived trade name asset of $1.1 billion. We evaluate these assets for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

During the third quarter of fiscal 2023, we concluded indicators of impairment existed due to declines in the Company’s share price, as well as current macroeconomic conditions, and performed an interim impairment test of our goodwill and indefinite-lived trade name, which resulted in a pre-tax goodwill impairment charge of $1,222.5 million. Please read the discussion of these assets under “Critical Accounting Policies and Estimates.”

Interest Expense

Our interest expense in fiscal 2023 through fiscal 2025 was primarily associated with our First Lien Term Loan, ABL Revolving Credit Facility, and interest rate hedges. Refer to the discussion under “Liquidity and Capital Resources—Sources of Liquidity” for further information.

Income Tax Expense (Benefit)

Income taxes consist of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, and the valuation allowance against deferred tax assets, as applicable.

Income from Equity Method Investees

Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. Equity method investment activity is primarily related to a 50% joint venture with Grupo Gigante, S.A.B. de C.V. (the “Mexico joint venture”) to establish Petco locations in Mexico and Chile. The Company’s share of the investee’s results is presented as either income or loss from equity method investees in the accompanying consolidated statements of operations.

Executive Summary

Comparing fiscal 2025 and fiscal 2024, our results included the following:

•
a decrease in net sales from $6.12 billion to $5.96 billion, representing a period-over-period decrease of 2.5% and comparable sales decrease of 1.6%;
•
operating income of $120.4 million, compared to operating income of $7.1 million in the prior year period;
•
net income attributable to Class A and B-1 common stockholders of $9.1 million, compared to net loss attributable to Class A and B-1 common stockholders of $101.8 million in the prior year, and;
•
an increase in Adjusted EBITDA from $336.5 million to $408.2 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Net sales:
Products	$4,936,323	$5,116,891	$5,273,710
Services and other	1,025,144	999,571	981,574
Total net sales	5,961,467	6,116,462	6,255,284
Cost of sales:
Products	3,028,909	3,173,269	3,269,628
Services and other	627,486	618,791	631,821
Total cost of sales	3,656,395	3,792,060	3,901,449
Gross profit	2,305,072	2,324,402	2,353,835
Selling, general and administrative expenses	2,184,639	2,317,351	2,311,625
Goodwill impairment	—	—	1,222,524
Operating income (loss)	120,433	7,051	(1,180,314)
Interest income	(6,305)	(3,714)	(3,405)
Interest expense	131,199	143,531	150,909
Loss on partial extinguishment of debt	565	—	920
Other non-operating income	—	(4,800)	(4,727)
Loss before income taxes and income from equity method investees	(5,026)	(127,966)	(1,324,011)
Income tax expense (benefit)	6,266	(7,481)	(27,613)
Income from equity method investees	(20,358)	(18,669)	(16,188)
Net income (loss) attributable to Class A and B-1 common stockholders	$9,066	$(101,816)	$(1,280,210)

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Net sales:
Products	82.8%	83.7%	84.3%
Services and other	17.2	16.3	15.7
Total net sales	100.0	100.0	100.0
Cost of sales:
Products	50.8	51.9	52.3
Services and other	10.5	10.1	10.1
Total cost of sales	61.3	62.0	62.4
Gross profit	38.7	38.0	37.6
Selling, general and administrative expenses	36.6	37.9	37.0
Goodwill impairment	—	—	19.5
Operating income (loss)	2.1	0.1	(18.9)
Interest income	(0.1)	(0.1)	(0.1)
Interest expense	2.3	2.4	2.5
Loss on partial extinguishment of debt	0.0	—	0.0
Other non-operating income	—	(0.1)	(0.1)
Loss before income taxes and income from equity method investees	(0.1)	(2.1)	(21.2)
Income tax expense (benefit)	0.1	(0.1)	(0.4)
Income from equity method investees	(0.4)	(0.3)	(0.3)
Net income (loss) attributable to Class A and B-1 common stockholders	0.2%	(1.7)%	(20.5)%

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Operational Data:
Comparable sales change	(1.6)%	0.3%	1.8%
Total pet care centers (U.S. and Puerto Rico) at end of period	1,382	1,398	1,423
Adjusted EBITDA (in thousands)	$408,167	$336,526	$401,103

Fiscal 2025 (52 weeks) Compared with Fiscal 2024 (52 weeks)

Net Sales and Comparable Sales

	Fiscal years ended
(dollars in thousands)	January 31, 2026	February 1, 2025	$ Change	% Change
Consumables	$2,968,321	$3,043,178	$(74,857)	(2.5%)
Supplies and companion animals	1,968,002	2,073,713	(105,711)	(5.1%)
Services and other	1,025,144	999,571	25,573	2.6%
Net sales	$5,961,467	$6,116,462	$(154,995)	(2.5%)

Net sales decreased $155.0 million, or 2.5%, to $5.96 billion in fiscal 2025 compared to net sales of $6.12 billion in fiscal 2024. The sales decrease primarily reflects lower transaction volume and a lower pet care center count, as well as a greater focus on profitability and margin through a more disciplined approach to managing unit costs, pricing, and promotional strategies. We continue to experience momentum in services, driven in part by our strategic investments in customer acquisition and retention, as well as efforts to optimize our existing veterinary hospital footprint.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

As a percentage of net sales, our gross profit rate was 38.7% for fiscal 2025 compared to 38.0% for fiscal 2024. The increase between the periods reflects more effective management of our inventory, unit costs, pricing, and promotional strategies, as well as improved utilization of our services footprint. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative Expenses

As a percentage of net sales, SG&A expenses decreased from 37.9% in fiscal 2024 to 36.6% in fiscal 2025. The decrease in SG&A expenses between the periods was primarily due to lower payroll and other compensation costs, which included improved actuarial results from employee benefits optimization initiatives, as well as lower consulting costs. In addition, the Company incurred disposition costs relating to its Pupbox business during fiscal 2024.

Interest Expense

Interest expense decreased $12.3 million, or 8.6%, to $131.2 million in fiscal 2025 compared with $143.5 million in fiscal 2024. The decrease was primarily driven by lower interest rates on the First Lien Term Loan. For more information refer to Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Loss on Extinguishment and Modification of Debt

In fiscal 2025, the Company recognized $0.6 million of losses on partial extinguishment of debt. This loss was recognized in conjunction with voluntary principal repayments on the First Lien Term Loan during fiscal 2025. The Company did not recognize any losses on extinguishment or modification of debt in fiscal 2024. For more information refer to Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Non-Operating Income

There was no other non-operating income or loss recognized during fiscal 2025. Other non-operating income was $4.8 million for fiscal 2024, and was primarily related to remeasurements of an equity investment without a readily determinable fair value. For more information refer to Note 9, “Fair Value Measurements,” to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Income Tax Expense (Benefit)

Our effective tax rate was 40.9% for fiscal 2025, resulting in income tax expense of $6.3 million, compared to an effective tax rate of 6.8% resulting in income tax benefit of $7.5 million for fiscal 2024. The increase in effective tax rate in fiscal 2025 as compared to fiscal 2024 is primarily driven by an increase in earnings and a decrease in the amount of compensation associated expenses not expected to be deductible for corporate income tax purposes in fiscal 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA introduces significant changes to U.S. income-tax legislation. Key provisions affecting the Company include (i) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025, (ii) immediate expensing of domestic research and experimental expenditures starting January 1, 2025, and (iii) an increase to the cap on the deductibility of business interest expense for taxable years starting after December 31, 2024. These provisions did not have a material impact to income taxes in our financial statements for fiscal 2025.

Prior Year Discussion of Results and Comparisons

For information on fiscal 2024 results and similar comparisons, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our previous Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
(dollars in thousands)	(52 weeks)	(52 weeks)	(53 weeks)
Net income (loss) attributable to Class A and B-1 common stockholders	$9,066	$(101,816)	$(1,280,210)
Interest expense, net	124,894	139,817	147,504
Income tax expense (benefit)	6,266	(7,481)	(27,613)
Depreciation and amortization	196,710	208,517	203,615
Income from equity method investees	(20,358)	(18,669)	(16,188)
Loss on partial extinguishment of debt	565	—	920
Goodwill impairment	—	—	1,222,524
Equity-based compensation expense	32,650	50,212	81,859
Other non-operating income	—	(4,800)	(4,727)
Mexico joint venture EBITDA (1)	46,135	41,615	38,226
Acquisition and divestiture-related integration costs (2)	—	3,719	—
Other costs (3)	12,239	25,412	35,193
Adjusted EBITDA	$408,167	$336,526	$401,103
Net sales	$5,961,467	$6,116,462	$6,255,284
Net margin (4)	0.2%	(1.7)%	(20.5)%
Adjusted EBITDA Margin	6.8%	5.5%	6.4%

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

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
(dollars in thousands)	(52 weeks)	(52 weeks)	(53 weeks)
Net income	$40,715	$37,559	$32,375
Depreciation	28,934	27,360	26,141
Income tax expense	18,267	16,010	11,449
Foreign currency loss	772	169	1,520
Interest expense, net	3,581	2,131	4,966
EBITDA	$92,269	$83,229	$76,451
50% of EBITDA	$46,135	$41,615	$38,226

(2)
Acquisition and divestiture-related costs include direct costs resulting from acquiring, integrating, or divesting businesses. These include third-party professional and legal fees, losses on sales of divestitures, and other integration-related costs that would not have otherwise been incurred as part of the Company’s operations.
(3)
Other costs include, as incurred: restructuring costs and restructuring-related severance costs; legal reserves associated with significant, non-ordinary course legal or regulatory matters; and costs related to certain significant strategic transactions. In fiscal 2025, other costs were primarily driven by $9.7 million of severance and $2.5 million relating to legal matters. In fiscal 2024, other costs were primarily driven by $15.8 million of severance and $7.7 relating to legal matters and strategic initiatives.
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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
(dollars in thousands)	(52 weeks)	(52 weeks)	(53 weeks)
Net cash provided by operating activities	$314,050	$177,673	$215,719
Cash paid for fixed assets	(127,097)	(127,990)	(225,598)
Free Cash Flow	$186,953	$49,683	$(9,879)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $581 million ABL Revolving Credit Facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of January 31, 2026 was $724.2 million inclusive of cash and cash equivalents of $256.7 million and $467.5 million of availability on the ABL Revolving Credit Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the ABL Revolving Credit Facility, will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

We are a party to contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of January 31, 2026, while others are considered future obligations. Our contractual obligations primarily consist of operating leases and long-term debt and related interest payments. We also enter certain short-term lease commitments, letters of credit and purchase obligations in the normal course of business. Refer to Note 5, “Leases,” and Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for amounts outstanding as of January 31, 2026 related to operating leases and debt, respectively. Refer also to further discussion on our debt refinancing transaction in “Sources of Liquidity” below.

Purchase obligations and commitments consist of open purchase orders, as well as non-cancellable commitments for information technology, marketing and other products and services used in the normal course of business. We also have a commitment for naming rights to a baseball stadium. Refer to Note 14, “Commitments and Contingencies—Baseball Stadium Naming Rights Commitment” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. As of January 31, 2026, our purchase obligations and commitments were $372.8 million of which $319.8 million is considered short-term.

Cash Flows

The following table summarizes our consolidated cash flows:

	Fiscal years ended
(dollars in thousands)	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Total cash provided by (used in):
Operating activities	$314,050	$177,673	$215,719
Investing activities	(124,556)	(123,903)	(207,445)
Financing activities	(101,747)	(8,754)	(85,352)
Net increase (decrease) in cash, cash equivalents and restricted cash	$87,747	$45,016	$(77,078)

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

Net cash provided by operating activities was $314.1 million in fiscal 2025 compared with net cash provided by operating activities of $177.7 million in fiscal 2024. The increase in operating cash flows were primarily driven by a decrease in inventory purchases, lower cash paid for operating leases, lower cash paid for income taxes, and lower operational costs, such as consulting fees. This was partially offset by lower sales and higher payouts of prior year accrued incentive bonuses as well as timing of invoice payments.

Net cash provided by operating activities was $177.7 million in fiscal 2024 compared with $215.7 million in fiscal 2023. The decrease in operating cash flows were primarily driven by lower sales and the timing of invoice payments. This was partially offset by decreases in inventory purchases, advertising, freight, and cash paid for operating leases.

Investing Activities

Net cash used in investing activities was $124.6 million, $123.9 million, and $207.4 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively, and consisted primarily of capital expenditures to support our business.

Capital expenditures were relatively even between fiscal 2025 and fiscal 2024. In fiscal 2026, we expect to spend approximately $140 million in capital expenditures.

The decrease in capital expenditures between fiscal 2024 and fiscal 2023 was primarily driven by reductions in new pet care centers and hospitals.

Capital expenditures by category during the periods set forth below are as follows:

	Fiscal years ended
(dollars in thousands)	January 31, 2026	February 1, 2025	February 3, 2024
New and existing pet care center locations	$54,060	$46,084	$121,815
Digital and information technology	53,572	51,948	70,598
Supply chain and other	19,465	29,958	33,185
Total capital expenditures	$127,097	$127,990	$225,598

Financing Activities

Net cash used in financing activities was $101.7 million for fiscal 2025, compared with $8.8 million used in financing activities in fiscal 2024 and $85.4 million used in financing activities in fiscal 2023.

Financing cash flows in fiscal 2025 primarily consisted of $95.3 million in principal repayments on the term loan.

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

Sources of Liquidity

Senior Secured Credit Facilities

On March 4, 2021, the Company completed a refinancing transaction by entering into the $1,700.0 million First Lien Term Loan originally maturing on March 4, 2028 and the ABL Revolving Credit Facility, originally maturing on March 4, 2026 with availability of up to $500.0 million, subject to a borrowing base.

Interest on the First Lien Term Loan was based on, at the Company’s option, either a base rate or Adjusted Term SOFR, subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate was the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate was 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments were typically $4.25 million quarterly.

The Company voluntarily repaid $75.0 million of the principal of the First Lien Term Loan using existing cash on hand during fiscal 2023. The repayments were applied to remaining principal payments in order of scheduled payment date.

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

During fiscal 2025, the Company voluntarily repaid $95.3 million of the principal of the First Lien Term Loan using existing cash on hand. The repayments were applied to the remaining principal payments in order of scheduled payment date.

On February 2, 2026, the Company entered into an amendment to the First Lien Term Loan (“Amended First Lien Term Loan”) and issued $600.0 million in aggregate principal amount of senior secured notes (the “Senior Secured Notes”). Following the amendment, $900.0 million of principal remained on the Amended First Lien Term Loan.

Senior Secured Notes

The Senior Secured Notes bear interest at 8.25% per annum and mature on February 1, 2031. The Company issued the Senior Secured Notes pursuant to an indenture, dated as of February 2, 2026 (the “Indenture”). The Indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness or guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock; issue certain preferred stock or similar equity securities; make loans and investments; sell or otherwise dispose of assets; incur liens; enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate, merge, or sell all or substantially all assets. These restrictions, however, are subject to a number of important exceptions and qualifications.

The Indenture also provides that the Senior Secured Notes may become subject to redemption under certain circumstances, including a change of control (as defined in the Indenture) of the Company. Prior to February 1, 2028, the Company may, at its option, redeem the Senior Secured Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes being redeemed plus the make-whole premium set forth in the Indenture, together with accrued and unpaid interest. On and after February 1, 2028, the Company may, at its option, redeem the Senior Secured Notes in whole or in part, at certain redemption prices (expressed as percentages of the principal amount thereof) set forth in the Indenture, together with accrued and unpaid interest.

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

We have not made any material changes in our methodology used to establish our inventory valuation and shrink reserves during the past three fiscal years, and we have not had material adjustments between our estimated shrinkage percentages and actual results. A 10% difference in our actual valuation reserve at January 31, 2026 would have an insignificant effect on pre-tax loss in fiscal 2025. Additionally, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to calculate our shrink reserve. However, if estimates of losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual shrink reserve at January 31, 2026 would have affected pre-tax loss by $3.4 million in fiscal 2025.

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

We establish a deferral for vendor income that is earned but not yet received and record the deferral as a reduction to merchandise inventory. The majority of the year-end vendor income deferrals are collected within the following fiscal quarter, and we do not believe there is reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income deferral have not been material. A 10% difference in our vendor income deferred at January 31, 2026 would have affected pre-tax loss by $2.0 million in fiscal 2025.

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

If management’s assessment of qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative assessment is performed. We also have the option to bypass the qualitative assessment described above and proceed directly to the quantitative assessment, where we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of our net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference. In cases where a quantitative test is performed, the fair value of our reporting unit is estimated using the assistance of a third-party valuation firm. If a quantitative assessment is performed, the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by reviewing transactional and financial data of publicly traded companies. The assumptions used in the impairment analysis are inherently subject to uncertainty and small changes in these assumptions could have a significant impact on the concluded value. The Company's market capitalization is also considered as part of the analysis, in order to further validate the reasonableness of the fair values concluded for the reporting unit. Factors that may trigger an interim impairment test may include, but are not limited to, current economic and market conditions or a significant decline in the Company’s stock price and market capitalization compared to net book value.

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

In cases where a quantitative test is performed, the fair value of our trade name is estimated using the assistance of a third-party valuation firm. Factors that may trigger an interim impairment test may include, but are not limited to, a significant decline in the Company’s stock price and market capitalization compared to net book value, or changes in the pattern of utilization of the intangible asset. Significant assumptions used in the determination of fair value of the trade name generally include prospective financial information, growth rates, discount rates and comparable multiples from publicly traded companies in similar industries. An impairment charge is recorded for the amount by which the carrying amount of the trade name exceeds its fair value.

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

We are required to make assumptions and to apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date. There were no significant changes to the self-insurance reserves during the past three years other than routine current period activity. A 10% change in our self-insurance reserves at January 31, 2026 would have affected pre-tax loss by $9.6 million in fiscal 2025.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the First Lien Term Loan and the ABL Revolving Credit Facility. As of January 31, 2026, we had $1,500.0 million outstanding under the First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the First Lien Term Loan and the ABL Revolving Credit Facility as of January 31, 2026 would have increased annual cash interest in the aggregate by approximately $15.2 million. For information regarding the cash flow hedge agreements that we entered into to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, please refer to the section defined within Liquidity and Capital Resources in Part II, Item 7, “Derivative Instruments” of this Form 10-K.

Additionally, on February 2, 2026, we entered into an amendment to the First Lien Term Loan and issued senior secured notes to refinance our debt. For additional information about our debt, refer to Note 7, “Senior Secured Credit Facilities,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of January 31, 2026, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business.

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

Item 8. Financial Statements and Supplementary Data.

PETCO HEALTH AND WELLNESS COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Petco Health and Wellness Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petco Health and Wellness Company, Inc. (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2026 expressed an unqualified opinion thereon.

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

To test the recorded amount of vendor allowances, for a sample of vendor contracts, we tested whether the recorded amounts were consistent with the nature of the contractual arrangement and evaluated whether the allowances had been earned as of January 31, 2026, were appropriately recorded in the statement of operations, and were appropriately classified as a reduction of cost of sales based on the contractual terms. For a sample of vendor arrangements, we confirmed the terms of the agreement directly with the vendor.

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2020. San Diego, California March 13, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Petco Health and Wellness Company, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Petco Health and Wellness Company, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Petco Health and Wellness Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 13, 2026, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

March 13, 2026

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31, 2026	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$256,736	$165,756
Receivables, less allowance for credit losses ($779 and $1,594, respectively)	45,812	40,425
Merchandise inventories, net	590,210	653,329
Prepaid expenses	51,747	53,515
Other current assets	75,281	60,594
Total current assets	1,019,786	973,619
Fixed assets, net	656,148	725,438
Operating lease right-of-use assets	1,288,593	1,302,346
Goodwill	980,064	980,064
Trade name	1,025,000	1,025,000
Other long-term assets	203,834	187,963
Total assets	$5,173,425	$5,194,430
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$450,552	$492,878
Accrued salaries and employee benefits	154,148	157,460
Accrued expenses and other liabilities	204,751	177,079
Current portion of operating lease liabilities	320,082	306,400
Current portion of long-term debt and other lease liabilities	4,608	5,346
Total current liabilities	1,134,141	1,139,163
Senior secured credit facilities, net, excluding current portion	1,488,527	1,578,091
Operating lease liabilities, excluding current portion	1,047,185	1,037,206
Deferred taxes, net	234,911	217,712
Other long-term liabilities	104,407	108,628
Total liabilities	4,009,171	4,080,800
Commitments and contingencies (Notes 7 and 14)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 243.7 million and 239.1 million shares, respectively	244	239
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,312,354	2,280,495
Accumulated deficit	(1,139,993)	(1,149,059)
Accumulated other comprehensive loss	(8,389)	(18,083)
Total stockholders’ equity	1,164,254	1,113,630
Total liabilities and stockholders’ equity	$5,173,425	$5,194,430

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Net sales:
Products	$4,936,323	$5,116,891	$5,273,710
Services and other	1,025,144	999,571	981,574
Total net sales	5,961,467	6,116,462	6,255,284
Cost of sales:
Products	3,028,909	3,173,269	3,269,628
Services and other	627,486	618,791	631,821
Total cost of sales	3,656,395	3,792,060	3,901,449
Gross profit	2,305,072	2,324,402	2,353,835
Selling, general and administrative expenses	2,184,639	2,317,351	2,311,625
Goodwill impairment	—	—	1,222,524
Operating income (loss)	120,433	7,051	(1,180,314)
Interest income	(6,305)	(3,714)	(3,405)
Interest expense	131,199	143,531	150,909
Loss on partial extinguishment of debt	565	—	920
Other non-operating income	—	(4,800)	(4,727)
Loss before income taxes and income from equity method investees	(5,026)	(127,966)	(1,324,011)
Income tax expense (benefit)	6,266	(7,481)	(27,613)
Income from equity method investees	(20,358)	(18,669)	(16,188)
Net income (loss) attributable to Class A and B-1 common stockholders	$9,066	$(101,816)	$(1,280,210)

Net income (loss) per Class A and B-1 common share:
Basic	$0.03	$(0.37)	$(4.78)
Diluted	$0.03	$(0.37)	$(4.78)

Weighted average shares used in computing net income (loss) per Class A and B-1 common share:
Basic	279,555	273,410	267,549
Diluted	286,148	273,410	267,549

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Net income (loss) attributable to Class A and B-1 common stockholders	$9,066	$(101,816)	$(1,280,210)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10,699	(21,836)	5,534
Unrealized (loss) gain on derivatives	(587)	4,303	752
Gains on derivatives reclassified to income	(418)	(2,371)	(367)
Total other comprehensive income (loss), net of tax	9,694	(19,904)	5,919
Comprehensive income (loss) attributable to Class A and B-1 common stockholders	$18,760	$(121,720)	$(1,274,291)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at January 28, 2023	228,338	37,791	37,791	$266	$2,152,342	$232,967	$(4,098)	$2,381,477
Equity-based compensation expense (Note 11)	—	—	—	—	82,680	—	—	82,680
Net loss	—	—	—	—	—	(1,280,210)	—	(1,280,210)
Foreign currency translation adjustment, net of tax of $1,932	—	—	—	—	—	—	5,534	5,534
Unrealized gain on derivatives, net of tax of $246 (Note 8)	—	—	—	—	—	—	752	752
Gains on derivatives reclassified to income, net of tax of $(120) (Note 8)	—	—	—	—	—	—	(367)	(367)
Issuance of common stock, net of tax withholdings	2,818	—	—	3	(5,440)	—	—	(5,437)
Balance at February 3, 2024	231,156	37,791	37,791	$269	$2,229,582	$(1,047,243)	$1,821	$1,184,429
Equity-based compensation expense (Note 11)	—	—	—	—	50,188	—	—	50,188
Net loss	—	—	—	—	—	(101,816)	—	(101,816)
Foreign currency translation adjustment, net of tax of $(7,605)	—	—	—	—	—	—	(21,836)	(21,836)
Unrealized gain on derivatives, net of tax of $1,418 (Note 8)	—	—	—	—	—	—	4,303	4,303
Gains on derivatives reclassified to income, net of tax of $(776) (Note 8)	—	—	—	—	—	—	(2,371)	(2,371)
Issuance of common stock, net of tax withholdings	7,910	—	—	8	725	—	—	733
Balance at February 1, 2025	239,066	37,791	37,791	$277	$2,280,495	$(1,149,059)	$(18,083)	$1,113,630
Equity-based compensation expense (Note 11)	—	—	—	—	32,694	—	—	32,694
Net Income	—	—	—	—	—	9,066	—	9,066
Foreign currency translation adjustment, net of tax of $3,726	—	—	—	—	—	—	10,699	10,699
Unrealized loss on derivatives, net of tax of $(192) (Note 8)	—	—	—	—	—	—	(587)	(587)
Gains on derivatives reclassified to income, net of tax of $(137) (Note 8)	—	—	—	—	—	—	(418)	(418)
Issuance of common stock, net of tax withholdings	4,653	—	—	5	(835)	—	—	(830)
Balance at January 31, 2026	243,719	37,791	37,791	$282	$2,312,354	$(1,139,993)	$(8,389)	$1,164,254

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net income (loss)	$9,066	$(101,816)	$(1,280,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	196,710	208,517	203,615
Amortization of debt discounts and issuance costs	5,022	4,896	4,972
Provision for deferred taxes	17,050	(30,492)	(53,549)
Equity-based compensation expense	32,650	50,212	81,859
Loss on partial extinguishment of debt	565	—	920
Income from equity method investees	(20,358)	(18,669)	(16,188)
Amounts reclassified out of accumulated other comprehensive loss (Note 8)	(556)	(3,146)	(488)
Goodwill impairment	—	—	1,222,524
Non-cash operating lease costs	411,812	414,396	429,056
Other non-operating income	—	(4,800)	(4,727)
Changes in assets and liabilities:
Receivables	(5,621)	4,178	5,211
Merchandise inventories	63,119	30,767	(32,072)
Prepaid expenses and other assets	818	(3,960)	(8,009)
Accounts payable and book overdrafts	(42,992)	8,484	103,919
Accrued salaries and employee benefits	(3,271)	56,981	11,347
Accrued expenses and other liabilities	24,987	(12,455)	(8,495)
Operating lease liabilities	(371,134)	(418,219)	(446,981)
Other long-term liabilities	(3,817)	(7,201)	3,015
Net cash provided by operating activities	314,050	177,673	215,719
Cash flows from investing activities:
Cash paid for fixed assets	(127,097)	(127,990)	(225,598)
Cash paid for acquisitions, net of cash acquired (Note 3)	—	(629)	(6,725)
Cash paid for investment	—	(457)	—
Proceeds from investments	—	998	24,878
Proceeds from sale of assets	2,541	1,369	—
Cash received from partial surrender of officers' life insurance	—	2,806	—
Net cash used in investing activities	(124,556)	(123,903)	(207,445)
Cash flows from financing activities:
Borrowings under long-term debt agreements	—	201,000	273,000
Repayments of long-term debt	(95,250)	(201,000)	(348,000)
Debt refinancing costs	—	(3,028)	—
Payments for finance lease liabilities	(5,614)	(5,707)	(5,925)
Proceeds from employee stock purchase plan and stock option exercises	3,677	3,770	4,223
Tax withholdings on stock-based awards	(4,560)	(6,289)	(8,650)
Proceeds from issuance of common stock	—	2,500	—
Net cash used in financing activities	(101,747)	(8,754)	(85,352)
Net increase (decrease) in cash, cash equivalents and restricted cash	87,747	45,016	(77,078)
Cash, cash equivalents and restricted cash at beginning of year	181,665	136,649	213,727
Cash, cash equivalents and restricted cash at end of year	$269,412	$181,665	$136,649
Supplemental cash flow disclosures:
Interest paid, net	$124,669	$138,618	$142,114
Capitalized interest	$844	$729	$1,260
Supplemental non-cash investing and financing activities disclosures:
Accounts payable and accrued expenses for capital expenditures	$15,714	$13,005	$18,888

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Petco Health and Wellness Company, Inc. (together with its consolidated subsidiaries, the “Company”) is a leading pet specialty retailer focused on improving the lives of pets, pet parents, and its own partners with pet care centers in 50 states, the District of Columbia and Puerto Rico. The Company also offers an expanded range of consumables, supplies, and services through its petco.com website and mobile app.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year. For example, references to fiscal 2025 refer to the fiscal year that began on February 2, 2025 and ended on January 31, 2026. Fiscal 2025 and fiscal 2024 included 52 weeks, and fiscal 2023 included 53 weeks.

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

Cash and Cash Equivalents

Cash equivalents represent all liquid investments with original maturities of three months or less and include money market mutual funds. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Included in the Company’s cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $39.4 million and $39.6 million at January 31, 2026 and February 1, 2025, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows. Restricted cash is held in a trust used for certain employee benefit costs.

	January 31, 2026	February 1, 2025
Cash and cash equivalents	$256,736	$165,756
Restricted cash included in other current assets	12,676	15,909
Total cash, cash equivalents and restricted cash in the statement of cash flows	$269,412	$181,665

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $20.7 million and $23.2 million at January 31, 2026 and February 1, 2025, respectively, and are reflected in accounts payable and book overdrafts in the consolidated balance sheets.

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

The equity method of accounting is applicable for the Mexico joint venture as the Company does not own more than 50% of voting power or exercise control, but has significant influence over the operation and financial policies of the investee. The joint venture is not material to the Company’s consolidated financial statements.

The Mexico joint venture purchases certain inventory items and pet care center assets from the Company. The Company also receives royalties from the Mexico joint venture for the use of its trademarks. Revenues generated from these transactions were not material in fiscal 2025, 2024, and 2023. The cumulative unrealized foreign currency adjustment on the translation of the Company’s investment in the joint venture is recorded in accumulated other comprehensive income (“AOCI”), net of tax in the consolidated balance sheets.

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

Self-Insurance Reserves

The Company is self-insured for workers’ compensation, general, auto liability and employee-related health care benefits, a portion of which is paid by the Company’s employees. Additionally, the Company has insurance coverage to limit its exposure above a per occurrence retention limit. These insurance policies have stated maximum coverage limits after which the Company bears the risk of loss. The Company determines the related liabilities using a number of factors including historical experience and trends related to claims and payments, information provided by the Company’s insurance brokers and actuaries, an estimate of incurred but not reported claims and industry experience and trends. Estimates of future claim costs for workers’ compensation, general, auto liability and employee-related health care benefits are recorded on an undiscounted basis. All estimates of ultimate loss and loss adjustment expense and resulting reserves are subject to inherent variability caused by the nature of the insurance process. The potentially long period of time between the reporting of an occurrence of an incident and the final resolution of a claim and the possible effects of changes in the legal, social and economic environments contribute to this variability. The Company reports self-insurance liabilities gross of insurance recoveries. As of January 31, 2026, insurance recoveries of $6.5 million and $12.6 million were recorded in other current assets and other long-term assets, respectively. As of February 1, 2025, insurance recoveries of $6.1 million and $13.2 million were recorded in other current assets and other long-term assets, respectively.

Self-insurance reserves are reflected in the consolidated balance sheets as follows (in thousands):

	January 31, 2026	February 1, 2025
Current:
Workers’ compensation and employee-related health care benefits reserves	$39,634	$33,564
General and auto liability reserves	7,904	6,899
	$47,538	$40,463
Non-current:
Workers’ compensation reserve	$30,368	$32,253
General and auto liability reserves	17,912	18,550
	$48,280	$50,803

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
•
Credit card fees;

•
Store pre-opening and remodeling costs;
•
Advertising costs; and
•
Other selling and administrative costs

Advertising Expenses

The Company records advertising expense as incurred and classifies advertising costs within selling, general and administrative expenses in the consolidated statements of operations. The Company’s advertising expenses were $157.8 million, $156.1 million, and $194.4 million for fiscal 2025, 2024, and 2023, respectively.

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

The Company records contractual obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred. These obligations arise from certain leases and primarily relate to the cost of removing leasehold improvements and certain fixtures from such lease sites and restoring the sites to their original condition. Upon initial recognition of the liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the estimated useful life of the asset. Activity related to these obligations in fiscal 2025, 2024, and 2023 was not material. The Company’s asset retirement obligation was $6.7 million and $6.4 million at January 31, 2026 and February 1, 2025, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency of income tax matters within financial statements. The ASU requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. The Company adopted this ASU effective January 31, 2026. The adoption did not have any impact on the Company’s consolidated financial statements, outside of the enhanced disclosures in Note 12, "Income Taxes."

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

Net sales by product type and services were as follows (in thousands):

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Consumables	$2,968,321	$3,043,178	$3,063,845
Supplies and companion animals	1,968,002	2,073,713	2,209,865
Services and other	1,025,144	999,571	981,574
Net sales	$5,961,467	$6,116,462	$6,255,284

For all contracts with customers, the Company evaluates whether it is the principal (i.e., to report revenue on a gross basis) or agent (i.e., to report revenue on a net basis). Generally, the Company is the principal in its contracts with customers as it controls the related goods or services before they are transferred to the customer.

Revenue from product sales and services is reported net of sales refunds, which includes an estimate of future returns based on historical refund rates, with a corresponding reduction to cost of sales. The Company records a refund liability for sales returns, which is included in accrued expenses and other liabilities, and a corresponding asset for anticipated cost recoveries, which is included in other current assets. The Company’s refund liability and expected cost recoveries were not material as of January 31, 2026 and February 1, 2025. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of the Company’s influence. The Company has significant experience in estimating the amount of refunds based primarily on historical data.

Revenue is recognized net of applicable sales tax in the consolidated statements of operations. Sales tax liability is included in accrued expenses and other liabilities in the consolidated balance sheets.

The Company’s contract liabilities primarily relate to product merchandise not yet delivered to customers, unredeemed gift cards, services not yet completed, and options that provide a material right to customers, such as its customer loyalty program. Substantially all of the Company’s remaining performance obligations have an original expected duration of one year or less. The Company did not have any material contract assets as of January 31, 2026 and February 1, 2025.

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

Sales Incentives and Customer Loyalty Program

The Company has a customer loyalty program that allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases generally within 45 days of the issuance date. The loyalty program points represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by loyalty program members is deferred and included as part of accrued expenses and other liabilities in the consolidated balance sheets based on the amount of points that are projected to be redeemed, subject to breakage. The Company’s contract liabilities for its customer loyalty program were not material as of January 31, 2026 and February 1, 2025. Revenue is recognized for these performance obligations as actual redemptions occur and the Company updates its estimate of the amount of points that are projected to be redeemed. There is judgment in assessing redemption patterns and the ultimate value of points that is not expected to be redeemed.

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

3. Acquisitions

During fiscal 2023, the Company completed acquisitions of small, regional veterinary businesses for total consideration of approximately $10.0 million. Noncash consideration was not material. Net tangible and identifiable intangible assets acquired and liabilities assumed were not material. The acquisitions resulted in the recognition of $10.0 million of goodwill. The tax-deductible portion of goodwill in these acquisitions was $10.0 million. There were no acquisitions of veterinary businesses during fiscal 2024 and fiscal 2025.

Pro forma results of operations for the acquisitions have not been presented because they are not material to the consolidated results of operations.

4. Composition of Balance Sheet Accounts

Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Equipment	$1,116,016	$1,046,993
Leasehold improvements	813,911	779,757
Furniture and fixtures	437,500	426,113
Buildings and related improvements	10,663	12,816
Land	118	236
	2,378,208	2,265,915
Less accumulated depreciation	(1,722,060)	(1,540,477)
	$656,148	$725,438

Accrued Salaries and Employee Benefits

Accrued salaries and employee benefits consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Accrued compensation and related taxes	$90,821	$101,548
Self-insurance reserves	39,634	33,564
Accrued paid time-off	23,693	22,348
	$154,148	$157,460

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Deferred revenue	$31,446	$29,564
Accrued real estate taxes	28,059	28,079
Sales taxes payable	19,969	15,883
Accrued advertising	19,230	12,844
Accrued capital expenditures	15,714	12,268
Other accrued expenses and liabilities	90,333	78,441
	$204,751	$177,079

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Self-insurance reserves	$48,280	$50,803
Other liabilities	56,127	57,825
	$104,407	$108,628

5. Leases

Lease assets and liabilities are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Leases	Balance sheet location	January 31, 2026	February 1, 2025
Assets
Operating leases	Operating lease right-of-use assets	$1,288,593	$1,302,346
Finance leases	Fixed assets, net(1)	6,931	10,131
Total lease assets		$1,295,524	$1,312,477
Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$320,082	$306,400
Finance leases	Current portion of long-term debt and other lease liabilities	4,608	5,346
Non-current
Operating leases	Operating lease liabilities, excluding current portion	1,047,185	1,037,206
Finance leases	Other long-term liabilities	5,075	8,447
Total lease liabilities		$1,376,950	$1,357,399

(1)
Finance lease right-of-use assets are recorded net of accumulated amortization of $30.1 million and $26.1 million as of January 31, 2026 and February 1, 2025, respectively.

The components of total lease cost are as follows (in thousands):

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Operating lease cost	$411,812	$414,396	$429,056
Finance lease cost:
Amortization of right-of-use lease assets	4,709	4,524	5,838
Interest on lease liabilities	799	884	1,250
Variable lease cost	126,290	128,716	119,361
Sublease income	(1,060)	(1,508)	(2,241)
Total lease cost	$542,550	$547,012	$553,264

Other information for the Company’s leases is as follows (in thousands):

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$371,134	$418,219	$446,981
Operating cash flows from finance leases	$851	$788	$1,267
Financing cash flows from finance leases	$5,614	$5,707	$5,925
Lease assets obtained in exchange for lease liabilities:
Operating leases	$290,555	$223,541	$298,672
Finance leases	$1,541	$7,516	$712

	January 31, 2026	February 1, 2025
Weighted average remaining lease term:
Operating leases	5.4 years	5.7 years
Finance leases	2.7 years	2.4 years
Weighted average discount rate:
Operating leases	8.1%	8.1%
Finance leases	6.3%	6.0%

At January 31, 2026, the maturities of the Company’s operating and finance lease liabilities were as follows (in thousands):

Fiscal years	Operating leases	Finance leases
2026	414,719	5,139
2027	346,852	2,930
2028	292,219	1,444
2029	209,608	627
2030	141,853	493
Thereafter	285,991	—
Total lease payments	$1,691,242	$10,633
Less imputed interest	(323,975)	(950)
Present value of lease payments	1,367,267	9,683
Less current portion	(320,082)	(4,608)
Lease liabilities, excluding current portion	$1,047,185	$5,075

6. Goodwill

The changes in the carrying amount of the Company’s goodwill were as follows (in thousands):

	January 31, 2026	February 1, 2025
Beginning balance	$980,064	$980,297
Activity from divestiture	—	(233)
Ending balance	$980,064	$980,064

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

As a result of the impairment test, the Company concluded that it was more likely than not that carrying value of the Company’s reporting unit exceeded its fair value and recorded a pre-tax goodwill impairment charge of $1,222.5 million during the third quarter of fiscal 2023. This charge was recorded in goodwill impairment in the consolidated statements of operations.

During the first quarter of fiscal 2024, due to declines in the Company’s share price, the Company performed an interim impairment test. As the estimated fair value of the Company's reporting unit was in excess of its carrying value, the Company concluded that goodwill was not impaired during the first quarter of fiscal 2024. The fair value of the Company's reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The discounted cash flow model used to determine the fair value of the reporting unit during the first quarter of fiscal 2024 reflected the Company's most recent cash flow projections, a discount rate of 13.2%, and a terminal growth rate of 3%.

During the fourth quarter of fiscal years 2025, 2024, and 2023, the Company concluded that it was more likely than not that the fair value of its reporting unit was greater than its carrying amount, and therefore no goodwill impairment charge was recorded. The reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.

7. Senior Secured Credit Facilities

On March 4, 2021, the Company entered into a $1,700.0 million secured term loan facility originally maturing on March 4, 2028 (the “First Lien Term Loan”) and a secured asset-based revolving credit facility with availability of up to $500.0 million, subject to a borrowing base, originally maturing on March 4, 2026 (as amended from time to time, the “ABL Revolving Credit Facility”). In March 2024, the Company amended the ABL Revolving Credit Facility, which now consists of two tranches, to increase its total availability from $500.0 million to $581.0 million and extend the maturity on a portion of this availability. The first tranche has availability of up to $35.0 million, subject to a borrowing base, maturing on March 4, 2026. The second tranche has availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029. Interest on the ABL Revolving Credit Facility is based on, at the Company's option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin. All other key terms of the ABL Revolving Credit Facility remained unchanged.

The Company’s obligations under the First Lien Term Loan and ABL Revolving Credit Facility are secured by substantially all of the personal property assets of the Company with differing priority rights to the various personal property assets ascribed to each facility. The credit facility agreements, while not identical, contain certain affirmative and negative covenants related to indebtedness, liens, fundamental changes in the business, investments, restricted payments and agreements and a fixed charge coverage ratio, among other things. As of January 31, 2026, the Company was in compliance with its covenants on the agreements.

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

Term Loan Facilities

Interest on the First Lien Term Loan was based on, at the Company’s option, either a base rate or Term SOFR plus the credit spread adjustment recommended by the Alternative Reference Rates Committee ("Adjusted Term SOFR"), subject to a 0.75% floor, payable upon maturity of the SOFR contract, in either case plus the applicable rate. The base rate was the greater of the bank prime rate, federal funds effective rate plus 0.5% or Adjusted Term SOFR plus 1.0%. The applicable rate was 2.25% per annum for a base rate loan or 3.25% per annum for an Adjusted Term SOFR loan. Principal and interest payments commenced on June 30, 2021. Principal payments were normally $4.25 million quarterly.

During the fourth quarter of fiscal 2025, the Company voluntarily repaid $95.3 million of the principal of the First Lien Term Loan using existing cash on hand. During fiscal 2023, the Company voluntarily repaid $75.0 million of the principal of the First Lien Term Loan using existing cash on hand. The repayments were applied to the remaining principal payments in order of scheduled payment date and, as a result, the entire remaining balance was included in senior secured credit facilities, net, excluding current portion in the consolidated balance sheets as of January 31, 2026 and February 1, 2025. The Company accounted for the repayments as partial extinguishments and recognized losses on debt extinguishment of $0.6 million and $0.9 million during fiscal 2025 and fiscal 2023, respectively.

As of January 31, 2026, the outstanding principal balance of the First Lien Term Loan was $1,500.0 million ($1,491.8 million, net of the unamortized discount and debt issuance costs). As of February 1, 2025, the outstanding principal balance of the First Lien Term Loan was $1,595.3 million ($1,582.5 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 7.3% and 7.9% as of January 31, 2026 and February 1, 2025, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of January 31, 2026 and February 1, 2025, the estimated fair value of the First Lien Term Loan was approximately $1,496.3 million and $1,529.5 million, respectively, based upon Level 2 fair value hierarchy inputs (Note 1).

On February 2, 2026, the Company entered into a refinancing amendment to the credit agreement governing the First Lien Term Loan and issued $600.0 million in aggregate principal amount of senior secured notes (the “Senior Secured Notes”). Among other changes, the amendment provided that certain lenders would provide new term loans to the Company in an aggregate principal amount of $900.0 million (the “Amended First Lien Term Loan”), the proceeds of which, together with cash on hand and the proceeds from the Company's issuance of the Senior Secured Notes, would be used to repay the then outstanding principal on the First Lien Term Loan.

Interest under the Amended First Lien Term Loan is, at the Company’s option, either a base rate plus 3.25% or Term SOFR plus 4.25%. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or one month Term SOFR plus 1.0%. The Amended First Lien Term Loan matures on February 2, 2031. The Senior Secured Notes bear interest at 8.25% per annum and mature on February 1, 2031. Principal payments on the Amended First Lien Term Loan are $2.25 million quarterly and commence on June 30, 2026.

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

As of January 31, 2026 and February 1, 2025, no amounts were outstanding under the ABL Revolving Credit Facility. At January 31, 2026, $467.5 million was available under the ABL Revolving Credit Facility, which is net of $58.4 million of outstanding letters of credit issued in the normal course of business and a $55.1 million borrowing base reduction for a shortfall in qualifying assets. Unamortized debt issuance costs of $3.2 million and $4.4 million relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement as of January 31, 2026 and February 1, 2025, respectively.

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

Prior to the March 2024 amendment, interest on the ABL Revolving Credit Facility was based on, at the Company’s option, either the base rate or Adjusted Term SOFR subject to a floor of 0%, in either case, plus an applicable margin. Following the March 2024 amendment, interest on the ABL Revolving Credit Facility is based on, at the Company's option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin. The applicable margin is currently equal to 25 basis points in the case of base rate loans and 125 basis points in the case of Term SOFR loans.

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

8. Derivative Instruments

The Company's interest rate swap, caps and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of January 31, 2026, AOCI included unrealized losses of $1.0 million ($0.8 million, net of tax). As of February 1, 2025, AOCI included unrealized gains of $0.4 million ($0.3 million, net of tax). Approximately $0.6 million, $3.1 million, and $0.5 million of pre-tax gains deferred in AOCI were reclassified to interest expense during fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The

Company currently estimates that $0.1 million of losses related to trade date costs on its cash flow hedges that are currently deferred in AOCI will be reclassified to interest expense in the consolidated statement of operations within the next twelve months. This estimate could vary based on actual amounts as a result of changes in market conditions. The estimated fair value of the cash flow hedges are based upon Level 2 fair value hierarchy inputs (Note 1).

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	January 31, 2026	February 1, 2025
Current asset portion of cash flow hedges	Other current assets	$—	$1,194
Non-current asset portion of cash flow hedges	Other long-term assets	—	746
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	(853)	(107)
Non-current liability portion of cash flow hedges	Other long-term liabilities	—	(554)
Total cash flow hedges		$(853)	$1,279

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

The cash flow hedge agreements contain provisions that would be triggered in the event the Company defaults on its debt agreements (Note 7), which in turn could impact the assessment of hedge effectiveness or cause termination of the underlying cash flow hedge agreements. As of January 31, 2026, no events of default have occurred. There is no collateral posting requirement outside the provisions in the debt agreements.

9. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	January 31, 2026
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$216,676	$—	$—
Investments of officers' life insurance	$—	$16,109	$—
Non-qualified deferred compensation plan	$—	$(13,447)	$—

	February 1, 2025
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$127,109	$—	$—
Investments of officers' life insurance	$—	$14,630	$—
Non-qualified deferred compensation plan	$—	$(13,996)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $204.0 million and $111.5 million as of January 31, 2026 and

February 1, 2025, respectively. Also included in the Company’s money market mutual funds balances were $12.7 million and $15.6 million as of January 31, 2026 and February 1, 2025, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

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

In fiscal years 2025, 2024, and 2023, the Company concluded that it was more likely than not that the fair value of its trade name was greater than its carrying amount, and therefore no tradename impairment charge was recorded. There were no indications of impairment of the Company’s other intangible assets or equity and other investments in fiscal years 2025, 2024, and 2023.

The Company recorded fixed asset and right-of-use asset impairment charges of $1.9 million, $8.4 million $2.7 million in fiscal years 2025, 2024, and 2023, respectively. Impairment charges are primarily related to pet care center locations and are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations.

10. Employee Benefit Plans

The Company has employee savings plans that permits eligible participants to make contributions by salary reduction pursuant to either section 401(k) of the Internal Revenue Code or under the Company’s non-qualified deferred compensation plan.

The Company's matching contributions to these plans were $13.6 million, $11.9 million, and $12.1 million for fiscal years 2025, 2024, and 2023, respectively.

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

The Company issues new shares of Class A common stock upon exercise of stock options and the vesting of restricted stock units. As of January 31, 2026, there were 34.5 million shares of Class A common stock available for issuance pursuant to future equity-based compensation awards under the 2021 Equity Incentive Plan and 23.2 million shares of Class A common stock available for issuance pursuant to future equity-based employment inducement awards.

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”). No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of January 31, 2026, substantially all Series C Units are fully vested.

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
RSUs and RSAs	$25,548	$34,726	$57,619
Options	5,565	12,231	16,586
ESPP	1,529	1,838	1,474
Other awards	8	1,417	6,180
Total equity-based compensation expense	$32,650	$50,212	$81,859
Total related tax benefit	$5,695	$7,341	$11,473

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

RSU activity under the 2021 Equity Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Nonvested, February 1, 2025	12,180	$3.94	1.4	$41,656
Granted	15,713	2.45
Vested and delivered	(4,645)	4.67
Forfeited/expired	(3,403)	2.81
Nonvested, January 31, 2026	19,845	$2.59	1.2	$53,383

As of January 31, 2026, unrecognized compensation expense related to unvested RSUs was $33.2 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

Stock option activity under the 2021 Equity Incentive Plan was as follows (in thousands, except per share and contractual life amounts):

	Shares subject to options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, February 1, 2025	11,685	$6.99	8.8	$-
Granted	3,050	2.46
Exercised	—	—
Forfeited/expired	(1,173)	11.51
Outstanding, January 31, 2026	13,562	$5.58	8.3	$644
Exercisable, January 31, 2026	7,491	$6.37	8.0	$-

No stock option awards were granted in fiscal 2023. The fair value of stock option awards granted in fiscal 2025 and 2024 was estimated at the grant dates using the Black-Scholes option pricing model with the following assumptions:

	Fiscal year ended	Fiscal year ended
	January 31, 2026	February 1, 2025
	(52 weeks)	(52 weeks)
Dividend yield	0.0%	0.0%
Expected volatility (1)	69.3%	59.1% - 66.1%
Risk-free interest rate (2)	4.0%	4.1% - 4.5%
Expected term (3)	5.9 years	5.1 to 7.5 years
Grant date fair value per share	$2.46	$2.11 - $3.58
Estimated fair value per option granted	$1.59	$0.72 - $2.20

(1)
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

As of January 31, 2026, unrecognized compensation expense related to unvested options was $8.7 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

ESPP

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period. As of January 31, 2026, 2.9 million shares of Class A common stock were available for issuance under the ESPP.

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

In fiscal 2025, there were approximately 16.1 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding. In fiscal 2024 and 2023, all outstanding stock options and unvested RSUs were excluded from the calculation of diluted loss per Class A and B-1 common share, as their effect would be antidilutive in a net loss period.

Shares of Class B-2 common stock are not included in the calculation of net income (loss) per share as they only possess voting rights. Unvested RSUs contain forfeitable rights to dividend equivalent units if dividends are paid to holders of Class A and B-1 common stock. Because the dividend equivalent units are forfeitable, unvested RSUs are not considered participating securities.

12. Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Current:
Federal	$(10,762)	$15,971	$23,321
State	(2,341)	5,204	2,615
Foreign	2,319	1,836	—
	$(10,784)	$23,011	$25,936
Deferred:
Federal	$16,205	$(26,094)	$(41,684)
State	845	(4,398)	(11,865)
Foreign	—	—	—
	$17,050	$(30,492)	$(53,549)
Income tax expense (benefit)	$6,266	$(7,481)	$(27,613)

Significant components of income before income taxes as used for income tax purposes, were as follows (in thousands):

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Domestic	$12,570	$(110,754)	$(1,296,819)
Foreign	2,762	1,457	(11,004)
Income (loss) before income taxes	$15,332	$(109,297)	$(1,307,823)

A summary of total income taxes paid, net of refunds, in accordance with the adoption of ASU 2023-09 for the fiscal year 2025 is as follows (in thousands):

Fiscal year ended
January 31, 2026
(52 weeks)
Federal	$196
State and local	3,318
Foreign	2,319
Total	$5,833

Individual jurisdictions comprising greater than 5% of total income taxes paid, net of refunds, for the fiscal year 2025 include Mexico, Puerto Rico, Texas and Oregon, for $2.1 million, $1.4 million, $0.9 million and $0.7 million, respectively. Cash paid for income taxes was $34.8 million and $32.2 million in fiscal 2024 and fiscal 2023, respectively.

A reconciliation of income tax expense at the federal statutory rate with the provision for income taxes in accordance with the adoption of ASU 2023-09 is as follows (in thousands):

	Fiscal years ended
	January 31, 2026
	(52 weeks)
Statutory federal income tax rate	3,220	21.0%
Effect of:
State and local income taxes (1)	(2,601)	(17.0)
Foreign tax effects	1,352	8.8
Effect of cross border tax law	341	2.2
Tax credits
Work opportunity tax credits	(1,600)	(10.4)
RTP R&D credits	1,624	10.6
Nontaxable or nondeductible items:
Dividends received deduction	(3,834)	(25.0)
Employee share-based payments	5,252	34.3
Other	240	1.6
Changes in unrecognized tax benefits	2,272	14.8
Reported effective tax rate	$6,266	40.9%
(1)
State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of income tax benefit at the federal statutory rate for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Fiscal years ended
	February 1, 2025		February 3, 2024
	(52 weeks)		(53 weeks)
Income benefit at federal statutory rate	(23,258)	21.0%	$(274,642)	21.0%
Non-deductible expenses	1,524	(1.4)	(26)	0.0
Impairment (1)	46	(0.1)	242,819	(18.6)
Equity compensation	13,982	(12.6)	16,493	(1.3)
State taxes, net of federal tax benefit	(1,880)	1.7	(11,228)	0.9
Foreign tax	1,836	(1.6)	—	—
Tax credits	(3,800)	3.4	(3,800)	0.3
Uncertain tax positions	1,808	(1.6)	1,829	(0.1)
Other, net	2,261	(2.0)	942	(0.1)
	$(7,481)	6.8%	$(27,613)	2.1%
(1)
Impairment represents adjustments for the non-deductible component of goodwill impairment.

The effective tax rate is driven by income earned in various taxing jurisdictions, including U.S. states, and the statutory tax rates imposed by those jurisdictions, as well as permanent differences including nondeductible equity compensation, goodwill impairment charges, dividends received, and tax credits.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	January 31, 2026	February 1, 2025
Deferred tax assets:
Inventory	$20,605	$26,215
Accrued employee benefits	33,984	34,917
Net operating losses, state tax credit carryforwards	11,829	11,156
Interest expense limitation carry-forward under IRC §163(j)	61,185	71,098
Capitalized research and experimental costs	12,038	25,397
Lease-related items	351,296	346,120
Other	3,791	7,580
Total deferred tax assets	494,728	522,483
Valuation allowance	(1,904)	(1,920)
Net deferred tax assets	492,824	520,563
Deferred tax liabilities:
Fixed assets	(101,707)	(113,955)
Intangible assets	(257,613)	(253,749)
Debt restructuring	(1,089)	(1,238)
Lease-related items	(332,421)	(336,050)
Investments in joint ventures	(34,020)	(31,308)
Other	(885)	(1,975)
Total deferred tax liabilities	(727,735)	(738,275)
	$(234,911)	$(217,712)

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

As of January 31, 2026, the Company has recorded a deferred tax asset of $5.7 million reflecting the benefit of $101.4 million in state income tax net operating loss carryforwards, which will begin to expire in fiscal 2026. The Company believes that it is more likely than not that a portion of the state net operating loss carryforward will not be realized and recorded a valuation allowance of $1.9 million on the deferred tax asset related to these state net operating loss carryforwards as of January 31, 2026. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets is accounted for as a reduction of income tax expense.

The Company has recorded a net deferred tax asset of $6.1 million reflecting the gross benefit of state income tax credits totaling $0.3 million and $7.4 million in Georgia and California, respectively. The Georgia credits will begin to expire in 2026. The California credits have an unlimited carryforward period.

The Company's interest expense carryforward of $189.3 million has an unlimited carryforward period.

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

The Company has approximately $19.7 million of unrecognized tax benefits as of January 31, 2026, of which $4.2 million, if recognized, would impact the effective tax rate and $15.5 million would result in an adjustment to the net deferred tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, is as follows (in thousands):

	January 31, 2026	February 1, 2025
Beginning balance	$16,421	$16,421
Additions for tax positions taken in prior years	3,305	—
Decreases related to lapse of statute limitation	—	—
Ending balance	$19,726	$16,421

The Company has approximately $9.2 million accrued for interest and penalties as of January 31, 2026 in the consolidated balance sheets and recorded $2.5 million in interest during fiscal 2025 in the consolidated statements of operations. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease over the next 12 months.

The Company is no longer subject to examination for U.S. federal income tax for periods prior to fiscal 2019. The Company is no longer subject to examination by state tax authorities for tax periods prior to fiscal 2020. The Company has no material foreign operations.

13. Accumulated Other Comprehensive (Loss) Income

Changes in the balances of each component included in AOCI are presented below (net of tax, in thousands):

	Derivatives	Foreign currency translation adjustment	Total
Balance at January 28, 2023	$(2,054)	$(2,044)	$(4,098)
Other comprehensive income before reclassifications	752	5,534	6,286
Amounts reclassified from AOCI	(367)	—	(367)
Other comprehensive income	385	5,534	5,919
Balance at February 3, 2024	$(1,669)	$3,490	$1,821
Other comprehensive income (loss) before reclassifications	4,303	(21,836)	(17,533)
Amounts reclassified from AOCI	(2,371)	—	(2,371)
Other comprehensive income (loss)	1,932	(21,836)	(19,904)
Balance at February 1, 2025	$263	$(18,346)	$(18,083)
Other comprehensive (loss) income before reclassifications	(587)	10,699	10,112
Amounts reclassified from AOCI	(418)	—	(418)
Other comprehensive (loss) income	(1,005)	10,699	9,694
Balance at January 31, 2026	$(742)	$(7,647)	$(8,389)

14. Commitments and Contingencies

Baseball Stadium Naming Rights Commitment

In March 2003, the Company entered into an agreement with San Diego Ballpark Funding LLC and Padres L.P. to name the San Diego Padres’ new stadium Petco Park. The naming rights include signage, advertising and other promotional benefits. Pursuant to the agreement, the Company pays an annual contract fee. Fees for fiscal 2025, 2024, and 2023 were $5.1 million, $5.0 million, and $4.6 million, respectively. These fees are included in selling, general and administrative expenses in the consolidated statements of operations and will be adjusted by the maximum annual change related to the San Diego consumer price index per year through the 2030 Major League Baseball season.

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

15. Reportable Segment

The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Fiscal years ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Revenue	$5,961,467	$6,116,462	$6,255,284
Add (deduct):
Cost of sales	(3,656,395)	(3,792,060)	(3,901,449)
Advertising and marketing expenses	(157,766)	(156,086)	(194,429)
Equity-based compensation - general and administrative	(32,188)	(50,212)	(81,859)
Other general and administrative expenses (1)	(1,994,685)	(2,111,053)	(2,035,337)
Goodwill impairment	—	—	(1,222,524)
Interest income	6,305	3,714	3,405
Interest expense	(131,199)	(143,531)	(150,909)
Loss on partial extinguishment of debt	(565)	—	(920)
Other non-operating income	—	4,800	4,727
Income tax (expense) benefit	(6,266)	7,481	27,613
Income from equity method investees	20,358	18,669	16,188
Consolidated net income (loss)	$9,066	$(101,816)	$(1,280,210)
(1)
Other general & administrative expenses include pet care center expenses, support center labor and occupancy costs, legal, accounting, information technology, and consulting costs, and depreciation and amortization.

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

As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2026.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2026, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On November 28, 2025, our Chief Financial Officer, Sabrina Simmons, adopted a Rule 10b5-1 trading arrangement providing for the potential sale of up to 957,398 shares of Class A common stock through November 2026, subject to specified price conditions.

No other director or executive officer adopted, modified, or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended January 31, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K (the “2026 Proxy Statement”).

Item 11. Executive Compensation.

Information responsive to this Item is incorporated herein by reference to the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item is incorporated herein by reference to the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item is incorporated herein by reference to the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information responsive to this Item is incorporated herein by reference to the 2026 Proxy Statement.

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

3.1

Second Amended and Restated Certificate of Incorporation of Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed on June 23, 2023)

3.3

Third Amended and Restated Bylaws of Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025)

4.1

Registration Rights Agreement, dated as of January 19, 2021, by and between Petco Health and Wellness Company, Inc. and Scooby Aggregator, LP (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

4.2

Stockholder’s Agreement, dated as of January 19, 2021, by and between Petco Health and Wellness Company, Inc. and Scooby Aggregator, LP (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on January 19, 2021)

4.3

Description of Securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

4.4

Indenture, dated February 2, 2026, among the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed on February 2, 2026)

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

10.4†

Petco Health and Wellness Company, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 2025)

10.5†	Form of Common Series C Unit Award Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

10.6†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Executive Form) (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.7†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2023 Executive Form) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023)

10.8†	First Amendment to Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 23, 2023)

10.9

Stock Purchase Agreement, dated May 13, 2024, among Petco Health and Wellness Company, Inc., GSSB Corporation and Scooby Aggregator, LP. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 14, 2024)

10.10†

Offer Letter, dated May 13, 2024, between Glenn Murphy and Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 14, 2024)

10.11†

Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2024 Executive Form) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024)

10.12†

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

10.14†

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

10.17†

Transition and Separation Agreement and General Release of Claims, dated February 20, 2025, between Petco Animal Supplies Stores, Inc. and Brian LaRose (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A, filed on February 25, 2025)

10.18†	Amended and Restated Grant Notice for Inducement Restricted Stock Unit Award, effective December 2, 2024, between Glenn Murphy and Petco Health and Wellness Company, Inc.

(incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for the fisca year ended February 1, 2025)

10.19†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 Executive Form) (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025)

10.20†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 Executive Form) (incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025)

10.21†

Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 Executive Form) (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025)

10.22†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 CEO Form) (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025)

10.23†

Form of Nonqualified Stock Options Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2025 CEO Form) (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025)

10.24†

Form of Performance Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (CEO PSU Grant) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025)

10.25†

Form of Grant Notice for Inducement Restricted Stock Unit Award and Standard Terms and Conditions for Inducement Restricted Stock Units (Romanko Form) (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8, filed on March 6, 2025)

10.26†

Form of Grant Notice for Inducement Performance Stock Unit Award and Standard Terms and Conditions for Inducement Performance Stock Units (Romanko Form) (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8, filed on March 6, 2025)

10.27†

Form of Grant Notice for Inducement Nonqualified Stock Options and Standard Terms and Conditions for Inducement Nonqualified Stock Options (Romanko Form) (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8, filed on March 6, 2025)

10.28†

Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Chief Merchandising Officer Form) (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025)

10.29

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (Director Form) (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8, filed on January 19, 2021)

10.30†*	Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2026 CEO Form)

10.31

ABL Revolving Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent, as amended by the First Amendment to ABL Revolving Credit Agreement, dated December

12, 2022, by and between Petco Health and Wellness Company, Inc. and Citibank, N.A., as administrative agent, as further amended by the Second Amendment to ABL Revolving Credit Agreement, dated March 29, 2024, by and among Petco Health and Wellness Company, Inc., the Loan Parties party thereto, the several banks and financial institutions party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024)

10.32

ABL Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.33

First Lien Guaranty, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Guarantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.34

ABL Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.35

First Lien Security Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., as Borrower, the Grantors from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.36

Intercreditor Agreement, dated March 4, 2021, by and among Citibank, N.A., as Revolving Credit Collateral Agent, Citibank, N.A., as Initial Term Loan Collateral Agent, as acknowledged and agreed by Petco Health and Wellness Company, Inc., and the Grantors party thereto (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021)

10.37†

Transition Agreement, dated January 30, 2026 between Glenn Murphy and 1000891444 Ontario Inc., an indirect wholly owned subsidiary of Petco Health and Wellness Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on February 2, 2026)

10.38

First Lien Credit Agreement, dated March 4, 2021, by and among Petco Health and Wellness Company, Inc., the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent, as amended by the First Amendment to Credit Agreement, dated December 12, 2022, by and between Petco Health and Wellness Company, Inc. and Citibank, N.A., as administrative agent, and as further amended by the Second Amendment to Credit Agreement, dated as of February 2, 2026, among the Company, the guarantors party thereto, certain lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on February 2, 2026)

10.39†*	Offer Letter, dated April 9, 2024, between Holly May and Petco Health and Wellness Company, Inc

10.40†*	Offer Letter, dated October 24, 2024, between Patrick Joseph Venezia and Petco Health and Wellness Company, Inc

10.41†*	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2026 Executive Form)

10.42†*	Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2026 CEO Form)

10.43†*	Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2026 Executive Form)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1, filed on December 3, 2020)

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Petco Health and Wellness Company, Inc.

Date: March 13, 2026	By:	/s/ Joel D. Anderson
Joel D. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel D. Anderson Joel D. Anderson	Chief Executive Officer and Director (principal executive officer)	March 13, 2026

/s/ Sabrina Simmons Sabrina Simmons	Chief Financial Officer (principal financial and accounting officer)	March 13, 2026

/s/ Glenn Murphy Glenn Murphy	Chairman	March 13, 2026

/s/ R. Michael Mohan R. Michael Mohan	Director	March 13, 2026

/s/ David Lubek David Lubek	Director	March 13, 2026

/s/ Cameron Breitner Cameron Breitner	Director	March 13, 2026

/s/ Gary Briggs Gary Briggs	Director	March 13, 2026

/s/ Nishad Chande Nishad Chande	Director	March 13, 2026

/s/ Mary Sullivan Mary Sullivan	Director	March 13, 2026

/s/ Iris Yen Iris Yen	Director	March 13, 2026

/s/ Christopher J. Stadler	Director	March 13, 2026
Christopher J. Stadler