Form 10-Q
period 2026-05-02
Petco Health & Wellness Company, Inc.
filed 2026-06-05
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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

The number of shares of the registrant’s Class A Common Stock outstanding as of June 3, 2026 was 247,774,472.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of June 3, 2026 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of June 3, 2026 was 37,790,781.

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

Forward-looking statements are subject to many risks, uncertainties and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Form 10-Q as well as the following: (i) increased competition (including from multi-channel retailers, mass and grocery retailers, and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory, and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation, prevailing interest rates, and the impact of tariffs; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a data privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances, or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflicts in Ukraine and the Middle East), government shutdowns, health crises, and pandemics; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; (xx) impairments of the carrying value of our goodwill and other intangible assets; (xxi) our ability to successfully implement our operational adjustments, achieve the expected benefits of our cost action plans, and drive improved profitability; (xxii) our ability to deliver sustainable, profitable growth; and (xxiii) the other risks, uncertainties and other factors referred to under “Risk Factors” and identified elsewhere in this Form 10-Q and our other filings with the SEC. The occurrence of any such factors could significantly alter the results set forth in these statements.

We caution that the foregoing list of risks, uncertainties and other factors is not complete, and forward-looking statements speak only as of the date they are made. We undertake no duty to update publicly any such forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by applicable law, regulation, or other competent legal authority.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	May 2, 2026	January 31, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,804	$256,736
Receivables, less allowance for credit losses ($858 and $779, respectively)	36,928	45,812
Merchandise inventories, net	632,912	590,210
Prepaid expenses	64,036	51,747
Other current assets	60,164	75,281
Total current assets	960,844	1,019,786
Fixed assets	2,404,132	2,378,208
Less accumulated depreciation	(1,758,226)	(1,722,060)
Fixed assets, net	645,906	656,148
Operating lease right-of-use assets	1,265,299	1,288,593
Goodwill	980,064	980,064
Trade name	1,025,000	1,025,000
Other long-term assets	207,473	203,834
Total assets	$5,084,586	$5,173,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$480,656	$450,552
Accrued salaries and employee benefits	107,784	154,148
Accrued expenses and other liabilities	216,183	204,751
Current portion of operating lease liabilities	312,399	320,082
Current portion of long-term debt and other lease liabilities	13,245	4,608
Total current liabilities	1,130,267	1,134,141
Senior secured credit facilities, net, excluding current portion	874,116	1,488,527
Senior notes, net	590,146	—
Operating lease liabilities, excluding current portion	994,995	1,047,185
Deferred taxes, net	235,197	234,911
Other long-term liabilities	104,560	104,407
Total liabilities	3,929,281	4,009,171
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 247.4 million and 243.7 million shares, respectively	247	244
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,318,877	2,312,354
Accumulated deficit	(1,155,139)	(1,139,993)
Accumulated other comprehensive loss	(8,718)	(8,389)
Total stockholders’ equity	1,155,305	1,164,254
Total liabilities and stockholders’ equity	$5,084,586	$5,173,425

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Net sales:
Products	$1,228,087	$1,241,891
Services and other	268,645	251,508
Total net sales	1,496,732	1,493,399
Cost of sales:
Products	757,778	766,285
Services and other	164,529	157,146
Total cost of sales	922,307	923,431
Gross profit	574,425	569,968
Selling, general and administrative expenses	549,799	553,609
Operating income	24,626	16,359
Interest income	(1,497)	(1,359)
Interest expense	32,785	33,494
Loss on extinguishment and modification of debt	11,840	—
Loss before income taxes and income from equity method investees	(18,502)	(15,776)
Income tax expense	2,199	495
Income from equity method investees	(5,555)	(4,610)
Net loss attributable to Class A and B-1 common stockholders	$(15,146)	$(11,661)

Net loss per Class A and B-1 common share:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted average shares used in computing net loss per Class A and B-1 common share:
Basic	283,684	277,548
Diluted	283,684	277,548

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Net loss attributable to Class A and B-1 common stockholders	$(15,146)	$(11,661)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,118)	32
Unrealized gain (loss) on derivatives	752	(2,267)
Losses (gains) on derivatives reclassified to income	37	(159)
Total other comprehensive loss, net of tax	(329)	(2,394)
Comprehensive loss attributable to Class A and B-1 common stockholders	$(15,475)	$(14,055)

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 31, 2026	243,719	37,791	37,791	$282	$2,312,354	$(1,139,993)	$(8,389)	$1,164,254
Equity-based compensation expense (Note 7)	—	—	—	—	9,451	—	—	9,451
Net loss	—	—	—	—	—	(15,146)	—	(15,146)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,118)	(1,118)
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	752	752
Losses on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	37	37
Issuance of common stock, net of tax withholdings	3,634	—	—	3	(2,928)	—	—	(2,925)
Balance at May 2, 2026	247,353	37,791	37,791	$285	$2,318,877	$(1,155,139)	$(8,718)	$1,155,305

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at February 1, 2025	239,066	37,791	37,791	$277	$2,280,495	$(1,149,059)	$(18,083)	$1,113,630
Equity-based compensation expense (Note 7)	—	—	—	—	9,445	—	—	9,445
Net loss	—	—	—	—	—	(11,661)	—	(11,661)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	32	32
Unrealized loss on derivatives (Note 5), net of tax	—	—	—	—	—	—	(2,267)	(2,267)
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(159)	(159)
Issuance of common stock, net of tax withholdings	1,765	—	—	2	(1,692)	—	—	(1,690)
Balance at May 3, 2025	240,831	37,791	37,791	$279	$2,288,248	$(1,160,720)	$(20,477)	$1,107,330

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net loss	$(15,146)	$(11,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,041	49,811
Amortization of debt discounts and issuance costs	1,337	1,246
Provision for deferred taxes	288	(9,218)
Equity-based compensation	9,451	9,420
Loss on extinguishment and modification of debt	11,840	—
Income from equity method investees	(5,555)	(4,610)
Amounts reclassified out of accumulated other comprehensive loss	51	(212)
Non-cash operating lease costs	103,080	102,132
Changes in assets and liabilities:
Receivables	8,884	4,229
Merchandise inventories	(42,702)	7,857
Prepaid expenses and other assets	(8,299)	(1,673)
Accounts payable and book overdrafts	30,577	(19,028)
Accrued salaries and employee benefits	(46,362)	(51,130)
Accrued expenses and other liabilities	11,559	12,426
Operating lease liabilities	(139,677)	(103,780)
Other long-term liabilities	664	(1,263)
Net cash used in operating activities	(30,969)	(15,454)
Cash flows from investing activities:
Cash paid for fixed assets	(38,153)	(28,412)
Insurance recoveries	230	—
Proceeds from sale of assets	—	1,279
Cash received from partial surrender of officers' life insurance	74	—
Net cash used in investing activities	(37,849)	(27,133)
Cash flows from financing activities:
Borrowings under long-term debt agreements	1,500,000	—
Repayments of long-term debt	(1,500,000)	—
Debt refinancing costs and original issue discount	(28,442)	—
Payments for finance lease liabilities	(1,110)	(1,143)
Proceeds from employee stock purchase plan and stock option exercises	1,008	967
Tax withholdings on stock-based awards	(4,094)	(158)
Net cash used in financing activities	(32,638)	(334)
Net decrease in cash, cash equivalents and restricted cash	(101,456)	(42,921)
Cash, cash equivalents and restricted cash at beginning of period	269,412	181,665
Cash, cash equivalents and restricted cash at end of period	$167,956	$138,744
Supplemental cash flow disclosure:
Interest paid, net	$21,271	$31,112
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$17,056	$13,010

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

There have been no significant changes from the significant accounting policies disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. The accompanying consolidated financial statements and these Notes to Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, from which the prior year balance sheet information herein was derived.

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

Derivative Instruments

The Company has entered into interest rate collar and interest rate swap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. The interest rate collars and swap are accounted for as cash flow hedges, and changes in the fair value are reported as a component of accumulated other comprehensive income (loss) ("AOCI").

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	May 2, 2026	January 31, 2026
Cash and cash equivalents	$166,804	$256,736
Restricted cash included in other current assets	1,152	12,676
Total cash, cash equivalents and restricted cash in the statement of cash flows	$167,956	$269,412

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Consumables	$746,827	$748,070
Supplies and companion animals	481,260	493,821
Services and other	268,645	251,508
Net sales	$1,496,732	$1,493,399

3. Senior Secured Credit Facilities

The Company had a $1,700.0 million secured term loan facility originally maturing on March 4, 2028 (the “First Lien Term Loan”). As of January 31, 2026, the outstanding principal balance of the First Lien Term Loan was $1,500.0 million. On February 2, 2026, the Company entered into a refinancing amendment to the credit agreement governing the First Lien Term Loan and issued $600.0 million in aggregate principal amount of senior secured notes (the “Senior Secured Notes”). Among other changes, the amendment provided that certain lenders would provide new term loans to the Company in an aggregate principal amount of $900.0 million (the “Amended First Lien Term Loan”), the proceeds of which, together with cash on hand and the proceeds from the Company's issuance of the Senior Secured Notes, would be used to repay the then outstanding principal on the First Lien Term Loan.

Interest under the Amended First Lien Term Loan is, at the Company’s option, either a base rate plus 3.25% or Term SOFR plus 4.25%, payable quarterly in arrears. The base rate is the greater of the bank prime rate, federal funds effective rate plus 0.5% or one month Term SOFR plus 1.0%. The Amended First Lien Term Loan matures on February 2, 2031. Principal payments are $2.25 million quarterly and commence on June 30, 2026.

The Company has a secured asset-based revolving credit facility (as amended from time to time, the “ABL Revolving Credit Facility”). The first tranche of the ABL Revolving Credit Facility, which had availability of up to $35.0 million, subject to a borrowing base, matured on March 4, 2026. The remaining tranche has availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029. Interest on the ABL Revolving Credit Facility is based on, at the Company's option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin.

As of May 2, 2026, the Company was in compliance with its covenants under the Amended First Lien Term Loan and the ABL Revolving Credit Facility.

Term Loan Facilities

In connection with the February 2, 2026 transaction, the Company recognized a loss on debt extinguishment and modification of $11.8 million, which consisted of a $4.0 million write-off of unamortized debt discount and issuance costs on the First Term Loan Facility and $7.8 million of third-party expenses. Fees relating to the Company’s entry into the Amended First Lien Term Loan consisted of arranger fees and other third-party expenses. Of those fees, $1.4 million was capitalized as debt issuance costs, along with $9.0 million of original issue discount. The remaining portion of original issue discount and debt issuance costs of the First Term Loan Facility previously capitalized is being amortized over the contractual term of the Amended First Lien Term Loan to interest expense using the effective interest rate in effect at issuance, as these amounts represent the portion that was not substantially modified.

As of May 2, 2026, the outstanding principal balance of the Amended First Lien Term Loan was $900.0 million ($886.1 million, net of the unamortized discount and debt issuance costs). As of January 31, 2026, the outstanding principal balance of the First Lien Term Loan was $1,500.0 million ($1,491.8 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 8.1% and 7.3% as of May 2, 2026 and January 31, 2026, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of May 2, 2026, the estimated fair value of the Amended First Lien Term Loan was approximately $893.3 million, based upon Level 2 fair value hierarchy inputs. As of January 31, 2026, the estimated fair value of the First Lien Term Loan was $1,496.3 million, based upon Level 2 fair value hierarchy inputs.

Revolving Credit Facilities

As of May 2, 2026 and January 31, 2026, no amounts were outstanding under the ABL Revolving Credit Facility. As of May 2, 2026, $487.6 million was available under the ABL Revolving Credit Facility, which is net of $58.4 million of outstanding letters of credit issued in the normal course of business. As of May 2, 2026 and January 31, 2026, unamortized debt issuance costs of $3.0 million and $3.2 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

Interest on the ABL Revolving Credit Facility is based on, at the Company’s option, either the base rate subject to a 1% floor, or Term SOFR subject to a floor of 0%, plus an applicable margin. The applicable margin is currently equal to 25 basis points in the case of base rate loans and 125 basis points in the case of Term SOFR loans.

4. Senior Secured Notes

As part of the February 2, 2026 refinancing of the First Lien Term Loan described in Note 3, "Senior Secured Credit Facilities", the Company issued $600.0 million in aggregate principal amount of senior secured notes. The Senior Secured Notes bear interest at 8.25% per annum, payable semiannually in arrears, and mature on February 1, 2031. Approximately $10.3 million of arranger fees and other third-party expenses relating to the Company’s issuance of the Senior Secured Notes were capitalized as debt issuance costs.

As of May 2, 2026, the outstanding principal balance of the Senior Secured Notes was $600.0 million ($590.1 million, net of the unamortized debt issuance costs). As of May 2, 2026, the weighted average interest rate on the borrowings outstanding was 8.3%. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of May 2, 2026, the estimated fair value of the Senior Secured Notes was approximately $601.5 million, based upon Level 2 fair value hierarchy inputs.

5. Derivative Instruments

The interest rate swap and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of May 2, 2026, AOCI included unrealized gains of $0.1 million ($0.1 million, net of tax). As of January 31, 2026, AOCI included unrealized losses of $1.0 million ($0.8 million, net of tax). Approximately $0.1 million of pre-tax losses and $0.2 million of pre-tax gains deferred in AOCI were reclassified to interest expense during the thirteen week periods ended May 2, 2026 and May 3, 2025, respectively.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	May 2, 2026	January 31, 2026
Current asset portion of cash flow hedges	Other current assets	$163	$—
Non-current asset portion of cash flow hedges	Other long-term assets	—	—
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	(72)	(853)
Non-current liability portion of cash flow hedges	Other long-term liabilities	—	—
Total cash flow hedges		$91	$(853)

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	May 2, 2026
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$114,652	$—	$—
Investments of officers' life insurance	$—	$16,415	$—
Non-qualified deferred compensation plan	$—	$(13,975)	$—

	January 31, 2026
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$216,676	$—	$—
Investments of officers' life insurance	$—	$16,109	$—
Non-qualified deferred compensation plan	$—	$(13,447)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $113.5 million and $204.0 million as of May 2, 2026 and January 31, 2026, respectively. Also included in the Company’s money market mutual funds balances were $1.2 million and $12.7 million as of May 2, 2026 and January 31, 2026, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

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

There were no triggering events identified and no indications of impairment of the Company’s goodwill, indefinite-lived trade name, or equity and other investments during the thirteen week periods ended May 2, 2026 and May 3, 2025. During the thirteen week periods ended May 2, 2026 and May 3, 2025, the Company recorded fixed asset and right-of-use asset impairment charges of $0.1 million and $0.6 million, respectively.

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

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”). No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of May 2, 2026, substantially all Series C Units are fully vested.

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
RSUs and RSAs	$7,763	$7,735
Options	1,403	1,365
ESPP	285	338
Other awards	—	(18)
Total equity-based compensation expense	$9,451	$9,420

Activity under the 2021 Equity Incentive Plan and the Inducement Awards was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, January 31, 2026	19,845	13,562
Granted	13,194	—
Vested and delivered/exercised	(4,651)	(59)
Forfeited/expired	(728)	(95)
Nonvested/outstanding, May 2, 2026	27,660	13,408
Unrecognized compensation expense as of May 2, 2026	$57,084	$7,272
Weighted average remaining expense period as of May 2, 2026	2.4 years	1.4 years

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

All outstanding equity awards were excluded from the calculation of diluted loss per Class A and B-1 common share in the thirteen weeks ended May 2, 2026 and May 3, 2025, as their effect would be antidilutive in a net loss period.

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

The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Revenue	$1,496,732	$1,493,399
Add (deduct):
Cost of sales	(922,307)	(923,431)
Advertising and marketing expenses	(39,087)	(35,446)
Stock compensation - general and administrative	(9,342)	(9,323)
Other general and administrative expenses (1)	(501,370)	(508,840)
Interest income	1,497	1,359
Interest expense	(32,785)	(33,494)
Loss on extinguishment and modification of debt	(11,840)	—
Income tax expense	(2,199)	(495)
Income from equity method investees	5,555	4,610
Consolidated net loss	$(15,146)	$(11,661)

(1)
Other general & administrative expenses include pet care center expenses, support center labor and occupancy costs, legal, accounting, information technology, consulting costs, and depreciation and amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2025 Form 10-K”). The discussion and analysis below contains certain forward-looking statements about our business and operations that are subject to the risks, uncertainties, and other factors referred to in Part II, Item 1A, “Risk Factors” of this Form 10-Q. These risks, uncertainties, and other factors could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. The risks described in this Form 10-Q and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including the section entitled “Forward-Looking Statements” in this Form 10-Q, should be carefully reviewed. All amounts herein are unaudited.

Overview

Petco Health and Wellness Company, Inc. (“Petco”, the “Company”, “we”, “our” and “us”) is a leading pet specialty retailer focused on improving the lives of pets, pet parents, and our own partners. We nurture the pet-human bond in the aisles of more than 1,500 Petco stores across the U.S., Mexico, and Chile.

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

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs previously imposed under the International Emergency Economic Power Act ("IEEPA"). We have applied for a refund of tariffs paid, following the processes established by U.S. Customs and Border Protection. We will continue to evaluate new information and will recognize any IEEPA tariff refunds or related receivables when they are realized or realizable.

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

Executive Summary

Comparing the thirteen weeks ended May 2, 2026 with the thirteen weeks ended May 3, 2025 (unless otherwise noted), our results included the following:

•
an increase in net sales from $1.49 billion to $1.50 billion, representing period-over-period growth of 0.2% and a comparable sales increase of 0.7%;
•
operating income of $24.6 million, compared to operating income of $16.4 million in the prior year period;
•
net loss attributable to Class A and B-1 common stockholders of $15.1 million, compared to net loss attributable to Class A and B-1 common stockholders of $11.7 million in the prior year period; and
•
an increase in Adjusted EBITDA from $89.4 million to $97.3 million.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Net sales:
Products	$1,228,087	$1,241,891
Services and other	268,645	251,508
Total net sales	1,496,732	1,493,399
Cost of sales:
Products	757,778	766,285
Services and other	164,529	157,146
Total cost of sales	922,307	923,431
Gross profit	574,425	569,968
Selling, general and administrative expenses	549,799	553,609
Operating income	24,626	16,359
Interest income	(1,497)	(1,359)
Interest expense	32,785	33,494
Loss on extinguishment and modification of debt	11,840	—
Loss before income taxes and income from equity method investees	(18,502)	(15,776)
Income tax expense	2,199	495
Income from equity method investees	(5,555)	(4,610)
Net loss attributable to Class A and B-1 common stockholders	$(15,146)	$(11,661)

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Net sales:
Products	82.1%	83.2%
Services and other	17.9	16.8
Total net sales	100.0	100.0
Cost of sales:
Products	50.6	51.3
Services and other	11.0	10.5
Total cost of sales	61.6	61.8
Gross profit	38.4	38.2
Selling, general and administrative expenses	36.7	37.1
Operating income	1.7	1.1
Interest income	(0.1)	(0.1)
Interest expense	2.2	2.3
Loss on extinguishment and modification of debt	0.8	—
Loss before income taxes and income from equity method investees	(1.2)	(1.1)
Income tax expense	0.1	0.0
Income from equity method investees	(0.3)	(0.3)
Net loss attributable to Class A and B-1 common stockholders	(1.0)%	(0.8)%

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
Operational Data:
Comparable sales change	0.7%	(1.3)%
Total pet care centers (U.S.) at end of period	1,378	1,393
Adjusted EBITDA (in thousands)	$97,331	$89,449

Thirteen Weeks Ended May 2, 2026 Compared with Thirteen Weeks Ended May 3, 2025

Net Sales and Comparable Sales

	Thirteen weeks ended
(dollars in thousands)	May 2, 2026	May 3, 2025	$ Change	% Change
Consumables	$746,827	$748,070	$(1,243)	(0.2%)
Supplies and companion animals	481,260	493,821	(12,561)	(2.5%)
Services and other	268,645	251,508	17,137	6.8%
Net sales	$1,496,732	$1,493,399	$3,333	0.2%

Net sales increased $3.3 million, or 0.2%, to $1.50 billion in the thirteen weeks ended May 2, 2026 compared to net sales of $1.49 billion in the thirteen weeks ended May 3, 2025. The sales increase primarily reflects growth in our services business, driven by our investments in customer acquisition and retention, as well as optimization of our veterinary footprint. We also experienced positive comparable sales trends in our consumables category, offset by a lower pet care center count. We continue to focus on profitability and margin through a disciplined approach to managing unit costs, pricing, and promotional strategies.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

As a percentage of net sales, our gross profit rate was 38.4% for the thirteen weeks ended May 2, 2026 compared with 38.2% for the thirteen weeks ended May 3, 2025. We continue to focus on effectively utilizing our services footprint and managing our inventory, unit costs, pricing, and promotional strategies. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

As a percentage of net sales, SG&A expenses were 36.7% for the thirteen weeks ended May 2, 2026 compared with 37.1% for the thirteen weeks ended May 3, 2025. The decrease in SG&A expenses between the periods was primarily due to lower payroll and consulting costs, partially offset by an increase in advertising expenses.

Interest Expense

Interest expense decreased $0.7 million, or 2.1%, to $32.8 million in the thirteen weeks ended May 2, 2026 compared with $33.5 million in the thirteen weeks ended May 3, 2025. The decrease was primarily driven by a lower aggregate outstanding principal balance of indebtedness, partially offset by higher interest rates during the thirteen weeks ended May 2, 2026. For more information, refer to Note 3, “Senior Secured Credit Facilities,” and Note 4, "Senior Secured Notes" in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Extinguishment and Modification of Debt

Loss on extinguishment and modification of debt was $11.8 million for the thirteen weeks ended May 2, 2026. This loss was recognized in conjunction with the February 2, 2026 debt refinancing transaction described under "Sources of Liquidity—Senior Secured Credit Facilities and Senior Secured Notes" below. There was no loss on debt extinguishment and modification for the thirteen weeks ended May 3, 2025. For more information, refer to Note 3, “Senior Secured Credit Facilities,” and Note 4, "Senior Secured Notes," to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax Expense

We compute our tax provision (benefit) for interim periods by applying the estimated annual effective tax rate to our year-to-date income (loss) before income taxes, adjusted for discrete items recognized during the quarter. However, due to the sensitivity of the estimated annual effective tax rate to changes in estimated annual pre-tax results, we determined that the actual effective tax rate method is the appropriate approach in the computation of the interim tax provision for the thirteen weeks ended May 2, 2026, as the use of the estimated annual effective tax rate would provide a distortive result.

Our actual effective tax rate was (17.0)%, resulting in income tax expense of $2.2 million for the thirteen weeks ended May 2, 2026, compared to an estimated annual effective tax rate of (4.5%), resulting in income tax expense of $0.5 million for the thirteen weeks ended May 3, 2025. The change in tax rate for the thirteen weeks ended May 2, 2026, was primarily driven by a reduction of equity-based compensation not expected to be deductible for tax purposes, along with a change in pre-tax earnings and the application of our actual effective tax rate in the current period compared to the use of our estimated annual effective tax rate in the prior year.

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

Adjusted EBITDA is not a substitute for net income (loss), the most comparable GAAP measure, and is subject to a number of limitations as a financial measure, so it should be used in conjunction with GAAP financial measures and not in isolation. There can be no assurances that we will not modify the presentation of Adjusted EBITDA in the future. In addition, other companies in our industry may define Adjusted EBITDA differently, limiting its usefulness as a comparative measure. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures to GAAP Measures” included in the 2025 Form 10-K for more information regarding how we define Adjusted EBITDA.

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended
(dollars in thousands)	May 2, 2026	May 3, 2025
Net loss attributable to Class A and B-1 common stockholders	$(15,146)	$(11,661)
Interest expense, net	31,288	32,135
Income tax expense	2,199	495
Depreciation and amortization	49,041	49,811
Income from equity method investees	(5,555)	(4,610)
Loss on extinguishment and modification of debt	11,840	—
Equity-based compensation	9,451	9,420
Mexico joint venture EBITDA (1)	12,916	10,198
Other costs (2)	1,297	3,661
Adjusted EBITDA	$97,331	$89,449
Net sales	$1,496,732	$1,493,399
Net margin (3)	(1.0)%	(0.8)%
Adjusted EBITDA Margin	6.5%	6.0%

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

	Thirteen weeks ended
(dollars in thousands)	May 2, 2026	May 3, 2025
Net income	$11,104	$9,220
Depreciation	8,306	6,597
Income tax expense	5,194	4,166
Foreign currency loss (gain)	144	(292)
Interest expense, net	1,083	704
EBITDA	$25,831	$20,395
50% of EBITDA	$12,916	$10,198

(2)
Other costs include, as incurred: restructuring costs and restructuring-related severance costs; legal reserves associated with significant, non-ordinary course legal or regulatory matters; and costs related to certain significant strategic transactions.
(3)
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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
(dollars in thousands)
Net cash used in operating activities	$(30,969)	$(15,454)
Cash paid for fixed assets	(38,153)	(28,412)
Free Cash Flow	$(69,122)	$(43,866)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $546.0 million ABL Revolving Credit Facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of May 2, 2026 was $654.4 million, inclusive of cash and cash equivalents of $166.8 million and $487.6 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Thirteen weeks ended
(dollars in thousands)	May 2, 2026	May 3, 2025
Total cash used in:
Operating activities	$(30,969)	$(15,454)
Investing activities	(37,849)	(27,133)
Financing activities	(32,638)	(334)
Net decrease in cash, cash equivalents and restricted cash	$(101,456)	$(42,921)

Operating Activities

Our primary source of operating cash is sales of products and services to customers, which are substantially all on a cash basis, and therefore provide us with a significant source of liquidity. Our primary uses of cash in operating activities include: purchases of inventory; freight and warehousing costs; employee-related expenditures; occupancy-related costs for our pet care centers, distribution centers and corporate support centers; credit card fees; interest under our debt agreements; and marketing expenses. Net cash used in operating activities is impacted by our net loss adjusted for certain non-cash items, including: depreciation and amortization; amortization of debt discounts and issuance costs; deferred income taxes; equity-based compensation; impairments of goodwill and intangible assets; other non-operating income; and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $31.0 million in the thirteen weeks ended May 2, 2026 compared with net cash used in operating activities of $15.5 million in the thirteen weeks ended May 3, 2025. The decrease in operating cash flows were primarily driven by a increase in inventory purchases as well as timing of invoice payments. This was partially offset by a decrease in cash paid for interest and lower payouts of prior year accrued incentive bonuses.

Investing Activities

Net cash used in investing activities was $37.8 million and $27.1 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively, and consisted primarily of capital expenditures to support our business.

Financing Activities

Net cash used in financing activities was $32.6 million for the thirteen weeks ended May 2, 2026, compared with $0.3 million used in financing activities for the thirteen weeks ended May 3, 2025. Financing cash flows in the thirteen weeks ended May 2, 2026 primarily consisted of payments of debt issuance costs and borrowings and repayments of debt in connection with the February 2, 2026 refinancing transaction discussed under "Sources of Liquidity" below. Financing cash flows in the thirteen weeks ended May 3, 2025 were not material.

Sources of Liquidity

Senior Secured Credit Facilities and Senior Secured Notes

The Company had a secured term loan facility originally maturing on March 4, 2028 (the “First Lien Term Loan”), with an outstanding principal balance of $1,500.0 million as of January 31, 2026. On February 2, 2026, the Company entered into a refinancing amendment to the credit agreement governing the First Lien Term Loan (“Amended First Lien Term Loan”) and issued $600.0 million in aggregate principal amount of senior secured notes (the “Senior Secured Notes”). Following the amendment, $900.0 million of principal remained on the Amended First Lien Term Loan.

The Company has a secured asset-based revolving credit facility (as amended from time to time, the “ABL Revolving Credit Facility”). The first tranche of the ABL Revolving Credit Facility, which had availability of up to $35.0 million, subject to a borrowing base, matured on March 4, 2026. The remaining tranche has availability of up to $546.0 million, subject to a borrowing base, maturing on March 29, 2029.

For more information regarding this indebtedness, refer to Note 3, “Senior Secured Credit Facilities,” and Note 4, "Senior Secured Notes," to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Derivative Instruments

The Company has entered into interest rate collar and swap agreements to limit the maximum interest on a portion of the Company’s variable-rate debt and decrease its exposure to interest rate variability relating to three-month Term SOFR. For more information regarding derivative instruments, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2025 Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the Amended First Lien Term Loan and the ABL Revolving Credit Facility. As of May 2, 2026, we had $900.0 million outstanding under the Amended First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The Amended First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the Amended First Lien Term Loan and the ABL Revolving Credit Facility as of May 2, 2026 would have increased annual cash interest in the aggregate by approximately $9.1 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of May 2, 2026, substantially all of our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 2, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended May 2, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to Part I, Item 1A, “Risk Factors” included in the 2025 Form 10-K for information concerning risk factors. There have been no material changes with respect to the risk factors disclosed in the 2025 Form 10-K. You should carefully consider such factors, which could materially and adversely affect our business, financial condition and/or results of operations. The risks described in the 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.

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

4.4

Indenture, dated February 2, 2026, among the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed on February 2, 2026)

10.1

First Lien Credit Agreement, dated March 4, 2021, by and among the Company, the Lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent, as amended by the First Amendment to Credit Agreement, dated December 12, 2022, by and between the Company, and Citibank, N.A., as administrative agent, and as further amended by the Second Amendment to Credit Agreement, dated as of February 2, 2026, among the Company, the guarantors party thereto, certain lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on February 2, 2026)

10.2†

Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2026 CEO Form) (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026)

10.3†

Form of Performance Stock Unit Award Grant Notice and Standard terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2026 Executive Form) (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026)

10.4†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2026 Executive Form) (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026)

10.5†

Form of Restricted Stock Unit Award Grant Notice and Standard Terms and Conditions under the Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (2026 CEO Form) (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026)

10.6†	Offer Letter, dated February 17, 2025, between Michael Romanko and Petco Animal Supplies Stores, Inc.

10.7†	Separation Agreement and General Release of Claims, dated December 16, 2025, between Jack Stout and Petco Animal Supplies Stores, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.

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

Petco Health and Wellness Company, Inc.

Date: June 5, 2026	By:	/s/ Sabrina Simmons
Sabrina Simmons
Chief Financial Officer (Principal Financial and Accounting Officer)