Form 10-Q
period 2026-08-01
Petco Health & Wellness Company, Inc.
filed 2026-09-04
CIK 1826470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

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

The number of shares of the registrant’s Class A Common Stock outstanding as of September 2, 2026 was 248,628,576.

The number of shares of the registrant’s Class B-1 Common Stock outstanding as of September 2, 2026 was 37,790,781.

The number of shares of the registrant’s Class B-2 Common Stock outstanding as of September 2, 2026 was 37,790,781.

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

Such forward-looking statements can generally be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “intends,” “will,” “shall,” “should,” “anticipates,” “opportunity,” “illustrative”, “estimates,” “projects,” “forecasts” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct or that any forward-looking results will occur or be realized. Nothing contained in this Form 10-Q is, or should be relied upon as, a promise or representation or warranty as to any future matter, including any matter in respect of our operations or business or financial condition. All forward-looking statements are based on current expectations and assumptions about future events that may or may not be correct or necessarily take place and that are by their nature subject to significant uncertainties and contingencies, many of which are outside of our control.

Forward-looking statements are subject to many risks, uncertainties and other factors that could cause actual results or events to differ materially from the potential results or events discussed in such forward-looking statements, including, without limitation, those identified in this Form 10-Q as well as the following: (i) increased competition (including from multi-channel retailers, mass and grocery retailers, and e-Commerce providers); (ii) reduced consumer demand for our products and/or services; (iii) our reliance on key vendors; (iv) our ability to attract and retain qualified employees; (v) risks arising from statutory, regulatory, and/or legal developments; (vi) macroeconomic pressures in the markets in which we operate, including inflation, prevailing interest rates, and the impact of tariffs and tariff refunds; (vii) failure to effectively manage our costs; (viii) our reliance on our information technology systems; (ix) our ability to prevent or effectively respond to a data privacy or security breach; (x) our ability to effectively manage or integrate strategic ventures, alliances, or acquisitions and realize the anticipated benefits of such transactions; (xi) economic or regulatory developments that might affect our ability to provide attractive promotional financing; (xii) business interruptions and other supply chain issues; (xiii) catastrophic events, political tensions, conflicts and wars (such as the ongoing conflicts in Ukraine and the Middle East), government shutdowns, health crises, and pandemics; (xiv) our ability to maintain positive brand perception and recognition; (xv) product safety and quality concerns; (xvi) changes to labor or employment laws or regulations; (xvii) our ability to effectively manage our real estate portfolio; (xviii) constraints in the capital markets or our vendor credit terms; (xix) changes in our credit ratings; (xx) impairments of the carrying value of our goodwill and other intangible assets; (xxi) our ability to successfully implement our operational adjustments, achieve the expected benefits of our cost action plans, and drive improved profitability; (xxii) our ability to deliver sustainable, profitable growth; and (xxiii) the other risks, uncertainties and other factors referred to under “Risk Factors” and identified elsewhere in this Form 10-Q and our other filings with the SEC. The occurrence of any such factors could significantly alter the results set forth in these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	August 1, 2026	January 31, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293,498	$256,736
Receivables, less allowance for credit losses ($801 and $779, respectively)	38,386	45,812
Merchandise inventories, net	601,591	590,210
Prepaid expenses	54,433	51,747
Other current assets	65,190	75,281
Total current assets	1,053,098	1,019,786
Fixed assets	2,433,782	2,378,208
Less accumulated depreciation	(1,803,480)	(1,722,060)
Fixed assets, net	630,302	656,148
Operating lease right-of-use assets	1,268,518	1,288,593
Goodwill	980,064	980,064
Trade name	1,025,000	1,025,000
Other long-term assets	209,668	203,834
Total assets	$5,166,650	$5,173,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and book overdrafts	$455,314	$450,552
Accrued salaries and employee benefits	132,518	154,148
Accrued expenses and other liabilities	225,908	204,751
Current portion of operating lease liabilities	340,643	320,082
Current portion of long-term debt and other lease liabilities	12,061	4,608
Total current liabilities	1,166,444	1,134,141
Senior secured credit facilities, net, excluding current portion	872,798	1,488,527
Senior notes, net	590,567	—
Operating lease liabilities, excluding current portion	1,005,146	1,047,185
Deferred taxes, net	246,861	234,911
Other long-term liabilities	77,907	104,407
Total liabilities	3,959,723	4,009,171
Commitments and contingencies (Notes 3 and 8)
Stockholders' equity:
Class A common stock, $0.001 par value: Authorized - 1.0 billion shares; Issued and outstanding - 248.2 million and 243.7 million shares, respectively	248	244
Class B-1 common stock, $0.001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	38	38
Class B-2 common stock, $0.000001 par value: Authorized - 75.0 million shares; Issued and outstanding - 37.8 million shares	—	—
Preferred stock, $0.001 par value: Authorized - 25.0 million shares; Issued and outstanding - none	—	—
Additional paid-in-capital	2,328,170	2,312,354
Accumulated deficit	(1,116,479)	(1,139,993)
Accumulated other comprehensive loss	(5,050)	(8,389)
Total stockholders’ equity	1,206,927	1,164,254
Total liabilities and stockholders’ equity	$5,166,650	$5,173,425

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales:
Products	$1,216,857	$1,225,605	$2,444,944	$2,467,496
Services and other	272,363	262,924	541,008	514,432
Total net sales	1,489,220	1,488,529	2,985,952	2,981,928
Cost of sales:
Products	733,898	747,143	1,491,676	1,513,428
Services and other	164,175	156,067	328,704	313,213
Total cost of sales	898,073	903,210	1,820,380	1,826,641
Gross profit	591,147	585,319	1,165,572	1,155,287
Selling, general and administrative expenses	543,335	542,297	1,093,134	1,095,906
Operating income	47,812	43,022	72,438	59,381
Interest income	(2,493)	(909)	(3,989)	(2,268)
Interest expense	32,556	33,297	65,340	66,791
Loss on extinguishment and modification of debt	—	—	11,840	—
Income (loss) before income taxes and income from equity method investees	17,749	10,634	(753)	(5,142)
Income tax (benefit) expense	(15,710)	746	(13,511)	1,241
Income from equity method investees	(5,201)	(4,084)	(10,756)	(8,694)
Net income attributable to Class A and B-1 common stockholders	$38,660	$13,972	$23,514	$2,311

Net income per Class A and B-1 common share:
Basic	$0.14	$0.05	$0.08	$0.01
Diluted	$0.13	$0.05	$0.08	$0.01

Weighted average shares used in computing net income per Class A and B-1 common share:
Basic	285,629	279,058	284,657	278,303
Diluted	290,497	285,741	289,691	284,350

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income attributable to Class A and B-1 common stockholders	$38,660	$13,972	$23,514	$2,311
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3,538	7,637	2,420	7,669
Unrealized gain (loss) on derivatives	186	861	938	(1,406)
Gains on derivatives reclassified to income	(56)	(152)	(19)	(311)
Total other comprehensive income, net of tax	3,668	8,346	3,339	5,952
Comprehensive income attributable to Class A and B-1 common stockholders	$42,328	$22,318	$26,853	$8,263

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 31, 2026	243,719	37,791	37,791	$282	$2,312,354	$(1,139,993)	$(8,389)	$1,164,254
Equity-based compensation expense (Note 7)	—	—	—	—	9,451	—	—	9,451
Net loss	—	—	—	—	—	(15,146)	—	(15,146)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,118)	(1,118)
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	752	752
Losses on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	37	37
Issuance of common stock, net of tax withholdings	3,634	—	—	3	(2,928)	—	—	(2,925)
Balance at May 2, 2026	247,353	37,791	37,791	$285	$2,318,877	$(1,155,139)	$(8,718)	$1,155,305
Equity-based compensation expense (Note 7)	—	—	—	—	8,599	—	—	8,599
Net income	—	—	—	—	—	38,660	—	38,660
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,538	3,538
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	186	186
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(56)	(56)
Issuance of common stock, net of tax withholdings	896	—	—	1	694	—	—	695
Balance at August 1, 2026	248,249	37,791	37,791	$286	$2,328,170	$(1,116,479)	$(5,050)	$1,206,927

	Common stock
	Class A (shares)	Class B-1 (shares)	Class B-2 (shares)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at February 1, 2025	239,066	37,791	37,791	$277	$2,280,495	$(1,149,059)	$(18,083)	$1,113,630
Equity-based compensation expense (Note 7)	—	—	—	—	9,445	—	—	9,445
Net loss	—	—	—	—	—	(11,661)	—	(11,661)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	32	32
Unrealized loss on derivatives (Note 5), net of tax	—	—	—	—	—	—	(2,267)	(2,267)
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(159)	(159)
Issuance of common stock, net of tax withholdings	1,765	—	—	2	(1,692)	—	—	(1,690)
Balance at May 3, 2025	240,831	37,791	37,791	$279	$2,288,248	$(1,160,720)	$(20,477)	$1,107,330
Equity-based compensation expense (Note 7)	—	—	—	—	8,807	—	—	8,807
Net income	—	—	—	—	—	13,972	—	13,972
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	7,637	7,637
Unrealized gain on derivatives (Note 5), net of tax	—	—	—	—	—	—	861	861
Gains on derivatives reclassified to income (Note 5), net of tax	—	—	—	—	—	—	(152)	(152)
Issuance of common stock, net of tax withholdings	1,233	—	—	1	647	—	—	648
Balance at August 2, 2025	242,064	37,791	37,791	$280	$2,297,702	$(1,146,748)	$(12,131)	$1,139,103

See accompanying notes to consolidated financial statements.

PETCO HEALTH AND WELLNESS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Twenty-six weeks ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income	$23,514	$2,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,440	99,171
Amortization of debt discounts and issuance costs	2,689	2,499
Provision for deferred taxes	(1,439)	1,113
Equity-based compensation	18,051	18,209
Loss on extinguishment and modification of debt	11,840	—
Income from equity method investees	(10,756)	(8,694)
Amounts reclassified out of accumulated other comprehensive loss	(24)	(413)
Non-cash operating lease costs	206,243	205,005
Changes in assets and liabilities:
Receivables	7,427	5,783
Merchandise inventories	(11,381)	44,823
Prepaid expenses and other assets	3,696	(9,487)
Accounts payable and book overdrafts	5,084	(69,691)
Accrued salaries and employee benefits	(21,628)	(26,729)
Accrued expenses and other liabilities	20,722	14,508
Operating lease liabilities	(209,279)	(206,414)
Other long-term liabilities	(13,615)	(1,556)
Net cash provided by operating activities	130,584	70,438
Cash flows from investing activities:
Cash paid for fixed assets	(69,788)	(60,516)
Insurance recoveries	422	—
Proceeds from sale of assets	—	2,425
Cash received from partial surrender of officers' life insurance	74	—
Net cash used in investing activities	(69,292)	(58,091)
Cash flows from financing activities:
Borrowings under long-term debt agreements	1,500,000	—
Repayments of long-term debt	(1,502,250)	—
Debt refinancing costs and original issue discount	(28,442)	—
Payments for finance lease liabilities	(3,172)	(3,252)
Proceeds from employee stock purchase plan and stock option exercises	1,923	1,998
Tax withholdings on stock-based awards	(4,261)	(3,026)
Net cash used in financing activities	(36,202)	(4,280)
Net increase in cash, cash equivalents and restricted cash	25,090	8,067
Cash, cash equivalents and restricted cash at beginning of period	269,412	181,665
Cash, cash equivalents and restricted cash at end of period	$294,502	$189,732
Supplemental cash flow disclosures:
Interest paid, net	$39,419	$62,441
Supplemental non-cash investing and financing activities disclosure:
Accounts payable and accrued expenses for capital expenditures	$17,549	$13,415

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

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows (in thousands):

	August 1, 2026	January 31, 2026
Cash and cash equivalents	$293,498	$256,736
Restricted cash included in other current assets	1,004	12,676
Total cash, cash equivalents and restricted cash in the statement of cash flows	$294,502	$269,412

2. Revenue Recognition

Net sales by product type and services were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Consumables	$731,279	$729,918	$1,478,106	$1,477,988
Supplies and companion animals	485,578	495,687	966,838	989,508
Services and other	272,363	262,924	541,008	514,432
Net sales	$1,489,220	$1,488,529	$2,985,952	$2,981,928

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

As of August 1, 2026, the Company was in compliance with its covenants under the Amended First Lien Term Loan and the ABL Revolving Credit Facility.

Term Loan Facilities

In connection with the February 2, 2026 refinancing transaction, the Company recognized a loss on debt extinguishment and modification of $11.8 million, which consisted of a $4.0 million write-off of unamortized debt discount and issuance costs on the First Lien Term Loan Facility and $7.8 million of third-party expenses. Fees relating to the Company’s entry into the Amended First Lien Term Loan consisted of arranger fees and other third-party expenses. Of those fees, $1.4 million was capitalized as debt issuance costs, along with $9.0 million of original issue discount. The remaining portion of original issue discount and debt issuance costs of the First Lien Term Loan Facility previously capitalized is being amortized over the contractual term of the Amended First Lien Term Loan to interest expense using the effective interest rate in effect at issuance, as these amounts represent the portion that was not substantially modified.

As of August 1, 2026, the outstanding principal balance of the Amended First Lien Term Loan was $897.8 million ($884.5 million, net of the unamortized discount and debt issuance costs). As of January 31, 2026, the outstanding principal balance of the First Lien Term Loan was $1,500.0 million ($1,491.8 million, net of the unamortized discount and debt issuance costs). The weighted average interest rate on the borrowings outstanding was 8.1% and 7.3% as of August 1, 2026 and January 31, 2026, respectively. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of August 1, 2026, the estimated fair value of the Amended First Lien Term Loan was approximately $893.3 million, based upon Level 2 fair value hierarchy inputs. As of January 31, 2026, the estimated fair value of the First Lien Term Loan was $1,496.3 million, based upon Level 2 fair value hierarchy inputs.

Scheduled principal payments on the Amended First Lien Term Loan were normally $2.25 million quarterly and commenced on June 30, 2026. In September 2026, the Company voluntarily prepaid $75.0 million of the Amended First Lien Term Loan using existing cash on hand. The prepayment was applied to the remaining principal payments in order of scheduled payment date.

Revolving Credit Facilities

As of August 1, 2026 and January 31, 2026, no amounts were outstanding under the ABL Revolving Credit Facility. As of August 1, 2026, $487.6 million was available under the ABL Revolving Credit Facility, which is net of $58.4 million of outstanding letters of credit issued in the normal course of business. As of August 1, 2026 and January 31, 2026, unamortized debt issuance costs of $2.7 million and $3.2 million, respectively, relating to the ABL Revolving Credit Facility were outstanding and were being amortized using the straight-line method over the remaining term of the agreement.

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

As of August 1, 2026, the outstanding principal balance of the Senior Secured Notes was $600.0 million ($590.6 million, net of the unamortized debt issuance costs). As of August 1, 2026, the weighted average interest rate on the borrowings outstanding was 8.3%. Debt issuance costs are being amortized over the contractual term to interest expense using the effective interest rate in effect at issuance. As of August 1, 2026, the estimated fair value of the Senior Secured Notes was approximately $601.5 million, based upon Level 2 fair value hierarchy inputs.

5. Derivative Instruments

The interest rate swap and collars are accounted for as cash flow hedges because they are expected to be highly effective in hedging variable rate interest payments. Changes in the fair value of the cash flow hedges are reported as a component of AOCI. As of August 1, 2026, AOCI included unrealized gains of $0.2 million ($0.2 million, net of tax). As of January 31, 2026, AOCI included unrealized losses of $1.0 million ($0.8 million, net of tax). The amount of pre-tax gains deferred in AOCI reclassified to interest expense during the thirteen and twenty-six week periods ended August 1, 2026 and August 2, 2025 were not material.

The cash flow hedges are reflected in the Company’s consolidated balance sheets as follows (in thousands):

Assets (Liabilities)	Balance sheet location	August 1, 2026	January 31, 2026
Current asset portion of cash flow hedges	Other current assets	$274	$—
Non-current asset portion of cash flow hedges	Other long-term assets	—	—
Current liability portion of cash flow hedges	Accrued expenses and other liabilities	(5)	(853)
Non-current liability portion of cash flow hedges	Other long-term liabilities	—	—
Total cash flow hedges		$269	$(853)

6. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents information about assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	August 1, 2026
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$243,004	$—	$—
Investments of officers' life insurance	$—	$16,755	$—
Non-qualified deferred compensation plan	$—	$(13,414)	$—

	January 31, 2026
	Level 1	Level 2	Level 3
Assets (liabilities):
Money market mutual funds	$216,676	$—	$—
Investments of officers' life insurance	$—	$16,109	$—
Non-qualified deferred compensation plan	$—	$(13,447)	$—

The fair value of money market mutual funds is based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Money market mutual funds included in the Company’s cash and cash equivalents were $242.0 million and $204.0 million as of August 1, 2026 and January 31, 2026, respectively. Also included in the Company’s money market mutual funds balances were $1.0 million and $12.7 million as of August 1, 2026 and January 31, 2026, respectively, which relate to the Company’s restricted cash, and are included in other current assets in the consolidated balance sheets.

The Company maintains a deferred compensation plan for key executives and other members of management, which is funded by investments in officers’ life insurance. The fair value of this obligation is based on participants’ elected investments, which reflect the closing market prices of similar assets.

The Company holds certain investments in equity securities without readily determinable fair values, which are not material. When an upward or downward adjustment occurs, the resulting gains or losses are included in other non-operating income in the consolidated statements of operations.

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

There were no triggering events identified and no indications of impairment of the Company’s goodwill, indefinite-lived trade name, or equity and other investments during the thirteen and twenty-six week periods ended August 1, 2026 and August 2, 2025. During the thirteen and twenty-six week periods ended August 1, 2026, the Company recorded fixed asset and right-of-use asset impairment charges of $2.4 million and $2.5 million, respectively. During the thirteen and twenty-six week periods ended August 2, 2025, the Company recorded fixed asset and right-of-use asset impairment charges of $0.3 million and $0.9 million, respectively.

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

The Company’s controlling parent, Scooby LP, also maintains an incentive plan (the “2016 Incentive Plan”) under which it has awarded partnership unit awards to certain current and former employees, consultants, and non-employee directors of the Company that are restricted profit interests in Scooby LP subject to a distribution threshold (“Series C Units”). No additional Series C Units have been or will be awarded following the Company’s initial public offering. As of August 1, 2026, substantially all Series C Units are fully vested.

The following table summarizes the Company’s equity-based compensation expense by award type (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
RSUs and RSAs	$6,856	$6,908	$14,618	$14,643
Options	1,387	1,439	2,790	2,804
ESPP	356	415	642	753
Other awards	1	27	1	9
Total equity-based compensation expense	$8,600	$8,789	$18,051	$18,209

Activity under the 2021 Equity Incentive Plan and the Inducement Awards was as follows (shares and dollars in thousands):

	RSUs and RSAs	Options
Nonvested/outstanding, January 31, 2026	19,845	13,562
Granted	13,830	—
Vested and delivered/exercised	(5,259)	(75)
Forfeited/expired	(1,641)	(111)
Nonvested/outstanding, August 1, 2026	26,775	13,376
Unrecognized compensation expense as of August 1, 2026	$49,779	$5,885
Weighted average remaining expense period as of August 1, 2026	2.1 years	1.2 years

The ESPP allows eligible employees to contribute up to 15% of their base earnings towards purchases of Class A common stock, subject to an annual maximum. The purchase price will be 85% of the lower of (i) the fair market value of the stock on the associated lookback date and (ii) the fair market value of the stock on the last day of the related purchase period.

Earnings Per Share

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

There were approximately 16.1 million and 16.5 million potential shares that were anti-dilutive and excluded from the computation of diluted shares outstanding during the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

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

The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenue	$1,489,220	$1,488,529	$2,985,952	$2,981,928
Add (deduct):
Cost of sales	(898,073)	(903,210)	(1,820,380)	(1,826,641)
Advertising and marketing expenses	(40,094)	(37,921)	(79,181)	(73,367)
Stock compensation - general and administrative	(8,520)	(8,656)	(17,862)	(17,979)
Other general and administrative expenses (1)	(494,721)	(495,720)	(996,091)	(1,004,560)
Interest income	2,493	909	3,989	2,268
Interest expense	(32,556)	(33,297)	(65,340)	(66,791)
Loss on extinguishment and modification of debt	—	—	(11,840)	—
Income tax benefit (expense)	15,710	(746)	13,511	(1,241)
Income from equity method investees	5,201	4,084	10,756	8,694
Consolidated net income	$38,660	$13,972	$23,514	$2,311

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

Executive Summary

Comparing the thirteen weeks ended August 1, 2026 with the thirteen weeks ended August 2, 2025 (unless otherwise noted), our results included the following:

•
an increase in net sales to $1.49 billion, and a comparable sales increase of 0.6%;
•
operating income of $47.8 million, inclusive of a $6.8 million net incremental tariff refund, compared to operating income of $43.0 million in the prior year period;
•
net income attributable to Class A and B-1 common stockholders of $38.7 million, compared to $14.0 million in the prior year period; and
•
an increase in Adjusted EBITDA from $113.9 million to $122.2 million, inclusive of a $6.8 million net incremental tariff refund.

Results of Operations

The following tables summarize our results of operations and the percent of net sales of line items included in our consolidated statements of operations (dollars in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales:
Products	$1,216,857	$1,225,605	$2,444,944	$2,467,496
Services and other	272,363	262,924	541,008	514,432
Total net sales	1,489,220	1,488,529	2,985,952	2,981,928
Cost of sales:
Products	733,898	747,143	1,491,676	1,513,428
Services and other	164,175	156,067	328,704	313,213
Total cost of sales	898,073	903,210	1,820,380	1,826,641
Gross profit	591,147	585,319	1,165,572	1,155,287
Selling, general and administrative expenses	543,335	542,297	1,093,134	1,095,906
Operating income	47,812	43,022	72,438	59,381
Interest income	(2,493)	(909)	(3,989)	(2,268)
Interest expense	32,556	33,297	65,340	66,791
Loss on extinguishment and modification of debt	—	—	11,840	—
Income (loss) before income taxes and income from equity method investees	17,749	10,634	(753)	(5,142)
Income tax (benefit) expense	(15,710)	746	(13,511)	1,241
Income from equity method investees	(5,201)	(4,084)	(10,756)	(8,694)
Net income attributable to Class A and B-1 common stockholders	$38,660	$13,972	$23,514	$2,311

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales:
Products	81.7%	82.3%	81.9%	82.7%
Services and other	18.3	17.7	18.1	17.3
Total net sales	100.0	100.0	100.0	100.0
Cost of sales:
Products	49.3	50.2	50.0	50.8
Services and other	11.0	10.5	11.0	10.5
Total cost of sales	60.3	60.7	61.0	61.3
Gross profit	39.7	39.3	39.0	38.7
Selling, general and administrative expenses	36.5	36.4	36.6	36.8
Operating income	3.2	2.9	2.4	1.9
Interest income	(0.2)	(0.1)	(0.1)	(0.1)
Interest expense	2.2	2.3	2.1	2.2
Loss on extinguishment and modification of debt	—	—	0.4	—
Income (loss) before income taxes and income from equity method investees	1.2	0.7	(0.0)	(0.2)
Income tax (benefit) expense	(1.1)	0.1	(0.5)	0.0
Income from equity method investees	(0.3)	(0.3)	(0.3)	(0.3)
Net income attributable to Class A and B-1 common stockholders	2.6%	0.9%	0.8%	0.1%

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operational Data:
Comparable sales change	0.6%	(1.4)%	0.6%	(1.3)%
Total pet care centers (U.S.) at end of period	1,377	1,388	1,377	1,388
Adjusted EBITDA (in thousands)	$122,219	$113,860	$219,550	$203,309

Thirteen and Twenty-six Weeks Ended August 1, 2026 Compared with Thirteen and Twenty-six Weeks Ended August 2, 2025

Net Sales and Comparable Sales

	Thirteen weeks ended				Twenty-six weeks ended
(dollars in thousands)	August 1, 2026	August 2, 2025	$ Change	% Change	August 1, 2026	August 2, 2025	$ Change	% Change
Consumables	$731,279	$729,918	$1,361	0.2%	$1,478,106	$1,477,988	$118	0.0%
Supplies and companion animals	485,578	495,687	(10,109)	(2.0%)	966,838	989,508	(22,670)	(2.3%)
Services and other	272,363	262,924	9,439	3.6%	541,008	514,432	26,576	5.2%
Net sales	$1,489,220	$1,488,529	$691	0.0%	$2,985,952	$2,981,928	$4,024	0.1%

Net sales increased $0.7 million to $1.49 billion in the thirteen weeks ended August 1, 2026 compared to net sales of $1.49 billion in the thirteen weeks ended August 2, 2025. Net sales increased $4.0 million to $2.99 billion in the twenty-six weeks ended August 1, 2026 compared to net sales of $2.98 billion in the twenty-six weeks ended August 2, 2025. Sales during the thirteen weeks ended August 1, 2026 reflect a temporary disruption from a stronger-than-expected response to our membership program relaunch. However, we continue to experience growth in our services business, driven by our investments in customer acquisition and retention, as well as optimization of our veterinary footprint. We also experienced positive comparable sales trends in our consumables category, offset by a lower pet care center count. We continue to focus on profitability and margin through a disciplined approach to managing unit costs, pricing, and promotional strategies.

We are unable to quantify certain factors impacting sales described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Gross Profit

As a percentage of net sales, our gross profit rate was 39.7% for the thirteen weeks ended August 1, 2026 compared with 39.3% for the thirteen weeks ended August 2, 2025. As a percentage of net sales, our gross profit rate was 39.0% for the twenty-six weeks ended August 1, 2026 compared with 38.7% for the twenty-six weeks ended August 2, 2025. During the thirteen weeks ended August 1, 2026, the Company received substantially all refunds related to tariffs previously paid under the International Emergency Economic Powers Act ("IEEPA"). The period-over-period increase in gross profit rate was primarily driven by the net benefit of $6.8 million relating to gross refunds, net of an investment to propel the repositioning of new assortments for future growth, as well as incremental cost pressures related to fuel and tariff expense during the thirteen weeks ended August 1, 2026. We continue to focus on effectively utilizing our services footprint and managing our inventory, unit costs, pricing, and promotional strategies. We are unable to quantify the factors impacting gross profit rate described above due to the fact that such factors are based on input measures or qualitative information that do not lend themselves to quantification.

Selling, General and Administrative (“SG&A”) Expenses

As a percentage of net sales, SG&A expenses were 36.5% for the thirteen weeks ended August 1, 2026 compared with 36.4% for the thirteen weeks ended August 2, 2025. The increase in SG&A expenses between the periods was primarily due to an increase in advertising and depreciation expense, along with an increase in certain employee fringe benefits, as the thirteen weeks ended August 2, 2025 included improved actuarial results from employee benefits optimization initiatives. This was partially offset by lower payroll and other compensation costs.

As a percentage of net sales, SG&A expenses were 36.6% for the twenty-six weeks ended August 1, 2026 compared with 36.8% for the twenty-six weeks ended August 2, 2025. The decrease in SG&A expenses between the periods was primarily due to lower payroll, other compensation, and consulting costs, partially offset by an increase in advertising expenses, along with an increase in certain employee fringe benefits, as the twenty-six weeks ended August 2, 2025 included improved actuarial results from employee benefits optimization initiatives.

Interest Expense

Interest expense decreased $0.7 million, or 2.2%, to $32.6 million in the thirteen weeks ended August 1, 2026 compared with $33.3 million in the thirteen weeks ended August 2, 2025. Interest expense decreased $1.5 million, or 2.2%, to $65.3 million in the twenty-six weeks ended August 1, 2026 compared with $66.8 million in the twenty-six weeks ended August 2, 2025. The period-over-period decrease was primarily driven by a lower aggregate outstanding principal balance of indebtedness, partially offset by higher interest rates during the thirteen and twenty-six week periods ended August 1, 2026. For more information, refer to Note 3, “Senior Secured Credit Facilities,” and Note 4, "Senior Secured Notes" to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Loss on Extinguishment and Modification of Debt

Loss on extinguishment and modification of debt was $11.8 million for the twenty-six weeks ended August 1, 2026. This loss was recognized in conjunction with the February 2, 2026 debt refinancing transaction described under "Sources of Liquidity—Senior Secured Credit Facilities and Senior Secured Notes" below. There was no loss on debt extinguishment and modification of debt for the thirteen weeks ended August 1, 2026 or the thirteen and twenty-six weeks ended August 2, 2025. For more information, refer to Note 3, “Senior Secured Credit Facilities,” and Note 4, "Senior Secured Notes," to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

Our effective tax rates were (68.5)% and (135.1)%, resulting in income tax benefit of $15.7 million and $13.5 million for the thirteen and twenty-six weeks ended August 1, 2026, respectively, compared to effective tax rates of 5.1% and 34.9%, resulting in income tax expense of $0.7 million and $1.2 million for the thirteen and twenty-six weeks ended August 2, 2025, respectively. The change in effective tax rate was primarily driven by a $13.4 million reduction in unrecognized tax benefits, including accrued penalties and interest, following the successful completion of a federal tax refund review by the Joint Committee on Taxation in the quarter ended August 1, 2026. As of August 1, 2026, the Company’s liability for unrecognized tax benefits was $3.5 million.

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

The table below reflects the calculation of Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income attributable to Class A and B-1 common stockholders	$38,660	$13,972	$23,514	$2,311
Interest expense, net	30,063	32,388	61,351	64,523
Income tax (benefit) expense	(15,710)	746	(13,511)	1,241
Depreciation and amortization	50,399	49,360	99,440	99,171
Income from equity method investees	(5,201)	(4,084)	(10,756)	(8,694)
Loss on extinguishment and modification of debt	—	—	11,840	—
Equity-based compensation	8,600	8,789	18,051	18,209
Mexico joint venture EBITDA (1)	13,139	10,360	26,055	20,558
Other costs (2)	2,269	2,329	3,566	5,990
Adjusted EBITDA	$122,219	$113,860	$219,550	$203,309
Net sales	$1,489,220	$1,488,529	$2,985,952	$2,981,928
Net margin (3)	2.6%	0.9%	0.8%	0.1%
Adjusted EBITDA Margin	8.2%	7.6%	7.4%	6.8%

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$10,402	$8,167	$21,506	$17,387
Depreciation	8,838	6,793	17,144	13,390
Income tax expense	5,216	3,935	10,410	8,101
Foreign currency loss	326	696	470	404
Interest expense, net	1,496	1,129	2,579	1,833
EBITDA	$26,278	$20,720	$52,109	$41,115
50% of EBITDA	$13,139	$10,360	$26,055	$20,558

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

The table below reflects the calculation of Free Cash Flow for the periods presented:

	Twenty-six weeks ended
	August 1, 2026	August 2, 2025
(dollars in thousands)
Net cash provided by operating activities	$130,584	$70,438
Cash paid for fixed assets	(69,788)	(60,516)
Free Cash Flow	$60,796	$9,922

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $546.0 million ABL Revolving Credit Facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of August 1, 2026 was $781.1 million, inclusive of cash and cash equivalents of $293.5 million and $487.6 million of availability on the ABL Revolving Credit Facility.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Twenty-six weeks ended
(dollars in thousands)	August 1, 2026	August 2, 2025
Total cash provided by (used in):
Operating activities	$130,584	$70,438
Investing activities	(69,292)	(58,091)
Financing activities	(36,202)	(4,280)
Net increase in cash, cash equivalents and restricted cash	$25,090	$8,067

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

Net cash provided by operating activities was $130.6 million in the twenty-six weeks ended August 1, 2026 compared with net cash provided by operating activities of $70.4 million in the twenty-six weeks ended August 2, 2025. The increase in operating cash flows were primarily driven by the timing of interest and rent payments, a decrease in inventory purchases, and the net impact of tariff refunds. This was partially offset by timing of invoice payments.

Investing Activities

Net cash used in investing activities was $69.3 million and $58.1 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively, and consisted primarily of capital expenditures to support our business.

Financing Activities

Net cash used in financing activities was $36.2 million for the twenty-six weeks ended August 1, 2026, compared with $4.3 million used in financing activities for the twenty-six weeks ended August 2, 2025. Financing cash flows in the twenty-six weeks ended August 1, 2026 primarily consisted of payments of debt issuance costs and borrowings and repayments of debt in connection with the February 2, 2026 refinancing transaction discussed under "Sources of Liquidity" below. Financing cash flows in the twenty-six weeks ended August 2, 2025 were not material.

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

In September 2026, the Company voluntarily prepaid $75.0 million of the Amended First Lien Term Loan using existing cash on hand. The prepayment was applied to the remaining principal payments in order of scheduled payment date.

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

For more information regarding this indebtedness, refer to Note 3, “Senior Secured Credit Facilities,” and Note 4 “Senior Secured Notes,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the Amended First Lien Term Loan and the ABL Revolving Credit Facility. As of August 1, 2026, we had $897.8 million outstanding under the Amended First Lien Term Loan and no amounts outstanding under the ABL Revolving Credit Facility. The Amended First Lien Term Loan and the ABL Revolving Credit Facility each bear interest at variable rates. An increase of 100 basis points in the variable rates on the Amended First Lien Term Loan and the ABL Revolving Credit Facility as of August 1, 2026 would have increased annual cash interest in the aggregate by approximately $9.1 million. Additionally, we entered into cash flow hedges to limit the maximum interest rate on a portion of our variable-rate debt and limit our exposure to interest rate variability, refer to Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

Credit Risk

As of August 1, 2026, substantially all of our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 1, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended August 1, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1†	Second Amendment to Petco Health and Wellness Company, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 1, 2026)

10.2†	Amended and Restated Executive Severance Plan

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.

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

Petco Health and Wellness Company, Inc.

Date: September 4, 2026	By:	/s/ Sabrina Simmons
Sabrina Simmons
Chief Financial Officer (Principal Financial and Accounting Officer)